Form 10-K405
period 1995-12-31
ITT CORP /NV/
filed 1996-03-29
CIK 1001149

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                               ------------------

                                   FORM 10-K
                                 ANNUAL REPORT

(MARK ONE)
   /X/        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  For the fiscal year ended December 31, 1995
                                       OR
   / /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         For the Transition period from
                           ---------------------- to
                              -------------------
                          COMMISSION FILE NO. 1-13960
                               ------------------

                                ITT CORPORATION
  INCORPORATED IN THE STATE OF NEVADA
                                                  88-0340591
                                               (I.R.S. EMPLOYER
                                              IDENTIFICATION NO.)

              1330 AVENUE OF THE AMERICAS, NEW YORK, NY 10019-5490
                         (PRINCIPAL EXECUTIVE OFFICES)

                        TELEPHONE NUMBER: (212) 258-1000
                               ------------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT, ALL OF WHICH ARE REGISTERED ON THE NEW YORK STOCK EXCHANGE, INC.:
         COMMON STOCK, NO PAR VALUE
         SERIES A PARTICIPATING CUMULATIVE PREFERRED STOCK PURCHASE RIGHTS
         6 1/4% NOTES DUE NOVEMBER 15, 2000
         6 3/4% NOTES DUE NOVEMBER 15, 2005
         7 3/8% DEBENTURES DUE NOVEMBER 15, 2015
         7 3/4% DEBENTURES DUE NOVEMBER 15, 2025
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                              ---      ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant on January 31, 1996, was approximately $6.5 billion.

     As of February 29, 1996, there were outstanding 117,299,221 shares of Common Stock, no par value, of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The registrant's definitive proxy statement filed or to be filed with the Securities and Exchange Commission pursuant to Regulation 14A involving the election of directors at the annual meeting of the shareholders of the registrant scheduled to be held on May 14, 1996, is incorporated by reference in
Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

         ITEM                                                                            PAGE
PART        1    Business of ITT......................................................     1
  I         2    Properties...........................................................    22
            3    Legal Proceedings....................................................    22
            4    Submission of Matters to a Vote of Security Holders..................    23
            *    Executive Officers of ITT............................................    23
PART        5    Market for ITT's Common Stock and Related Stockholder Matters........    24
 II         6    Selected Financial Data..............................................    24
            7    Management's Discussion and Analysis of Financial Condition and
                   Results of Operations..............................................    25
            8    Financial Statements and Supplementary Data..........................    32
            9    Changes in and Disagreements with Accountants on Accounting and
                   Financial Disclosure...............................................    32
PART       10    Directors and Executive Officers of ITT..............................    32
 III       11    Executive Compensation...............................................    32
           12    Security Ownership of Certain Beneficial Owners and Management.......    32
           13    Certain Relationships and Related Transactions.......................    32
PART       14    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....    32
 IV
          Signatures..................................................................   II-1
          Exhibit Index...............................................................   II-2

------------
* Included pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

                                     PART I
ITEM 1.                         BUSINESS OF ITT

     ITT Corporation is a Nevada corporation, with World Headquarters at 1330 Avenue of the Americas, New York, NY 10019-5490. ITT Corporation was incorporated in 1995. Unless the context otherwise indicates, references herein to ITT Corporation ("ITT") include its subsidiaries.

     On December 19, 1995 (the "Distribution Date"), ITT Corporation, a Delaware corporation (which has been renamed ITT Industries, Inc. and reincorporated in the State of Indiana, "Old ITT"), distributed to its shareholders of record at the close of business on such date all of the outstanding shares of common stock of ITT, then a wholly owned subsidiary of Old ITT (the "Distribution"). In such Distribution, holders of common stock of Old ITT received one share of ITT's common stock for every one share of Old ITT common stock held. In connection with such Distribution, ITT, which was then named "ITT Destinations, Inc.", changed its name to "ITT Corporation". References herein to ITT prior to December 20, 1995 are references to Old ITT, the former parent corporation of ITT.

     ITT is engaged, through subsidiaries, in the hospitality, gaming and entertainment business and the information services business. ITT conducts its hospitality and entertainment business through ITT Sheraton Corporation ("ITT Sheraton"), Ciga S.p.A. ("Ciga"), Caesars World, Inc. ("Caesars") and Madison Square Garden, L.P. ("MSG") and conducts its information services business through ITT World Directories, Inc. ("ITT World Directories") and ITT Educational Services, Inc. ("ITT Educational"). In addition, ITT owns approximately 6% of the outstanding capital shares of Alcatel Alsthom, a French company which owns, among other things, Alcatel, N.V., one of the largest telecommunications equipment manufacturers in the world.

     Through the ITT Sheraton trade names and service marks, ITT is represented in most major markets of the world. In 1995, over 45 million customers stayed at ITT Sheraton properties in approximately 60 countries. ITT Sheraton is a worldwide hospitality network of 412 owned, leased, managed and franchised properties, including hotels, casinos and inns. Gaming operations are marketed under either the Caesars World or ITT Sheraton trade names and service marks and are represented in Las Vegas,

Atlantic City, Halifax (Nova Scotia), Sydney (Nova Scotia), Lake Tahoe, Tunica County (Mississippi), Lima (Peru), Cairo (Egypt), Windsor (Ontario) and Townsville (Australia). The acquisition in 1994 of 70.3% of Ciga and the acquisition of other key hotel properties(particularly, The Phoenician in Scottsdale, Arizona, the Crescent in Phoenix, Arizona, and The Park Grande Hotel in Sydney, Australia) enhanced ITT's geographic balance of hotels along with its image and profile.

     In January 1995, ITT completed the acquisition of Caesars, one of the world's most recognized gaming companies. The acquisition of Caesars greatly enhanced ITT's profile in the rapidly growing gaming business. Caesars' flagship property is the renowned Caesars Palace in Las Vegas; Caesars also owns and operates Caesars Atlantic City in Atlantic City, New Jersey, and Caesars Tahoe in Stateline, Nevada. Caesars also owns one-third of a management company that operates Casino Windsor, which was opened in May 1994 in Windsor, Ontario, and Caesars owns and operates four non-gaming resorts in Pennsylvania's Pocono Mountains.

     In March 1995, ITT acquired, through its investment in MSG in partnership with subsidiaries of Cablevision Systems Corporation, the New York Knickerbockers basketball and New York Rangers hockey franchises and the Madison Square Garden arena. The MSG investment also included a special events theater and the MSG cable television entertainment network.

     In August 1995, ITT, in partnership with Dow Jones & Co. ("Dow Jones"), agreed to purchase television station WNYC-TV from New York City. The purchase, subject to approval by the Federal Communications Commission and other customary conditions, is expected to close in the first half of 1996. The purchase price of $207 million will be split evenly by the two companies, and the partnership will be managed on a 50/50 basis.

     ITT World Directories, an 80%-owned subsidiary, engages in the publication of telephone directories, including classified directory services for telephone subscribers, in Europe, Asia, Africa, Puerto Rico and the United States Virgin Islands. ITT Educational, which is owned 83.3% by ITT and 16.7% by the public, operates technical colleges offering post-secondary career education.

     ITT owns approximately 9.4 million shares, or approximately 6% of the outstanding capital shares, of Alcatel Alsthom, a French company which owns, among other things, Alcatel N.V., one of the largest telecommunications equipment manufacturers in the world. The fair market value of such shares was $826 million at December 31, 1995.

BUSINESS SEGMENTS*

                                                                        REVENUES                            INCOME
                                                             -------------------------------       -------------------------
                                                              1995        1994        1993         1995      1994      1993
                                                             -------     -------     -------       -----     -----     -----
Hotels...................................................    $ 4,120     $ 3,700     $ 3,160       $ 190     $ 152     $  87
Gaming...................................................      1,370         227          24         209         9        (9)
Information Services.....................................        856         833         800         178       155       162
Dispositions and Other...................................         --          --         185          --         1         8
                                                             -------     -------     -------       -----     -----     -----
Total Segments...........................................      6,346       4,760       4,169         577       317       248
Other....................................................         --          --          --          (6)      (25)     (106)
                                                             -------     -------     -------       -----     -----     -----
                                                               6,346       4,760       4,169         571       292       142
Interest expense, net....................................                                           (291)     (131)      (33)
Miscellaneous income (expense), net......................                                              2       (17)       10
Income tax expense.......................................                                           (114)      (58)      (63)
Minority equity..........................................                                            (21)      (12)      (17)
                                                             -------     -------     -------       -----     -----     -----
                                                             $ 6,346     $ 4,760     $ 4,169       $ 147     $  74     $  39
                                                              ======      ======      ======       =====     =====     =====

---------------
* Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations and the Business Segment Information, included in the Notes to Financial Statements, which include descriptions of Business Segments.

HOTEL OPERATIONS

     ITT's revenues from hotel operations are derived worldwide from ITT Sheraton's owned, leased and managed hotels and franchise fees. Revenues in the hotel business are essentially a function of number of rooms, average daily rate charged for rooms and number of rooms occupied. Six of the hotels in the ITT Sheraton network have casino operations managed by Sheraton. The gaming operations in the ITT Sheraton network and the gaming operations of Caesars are discussed below under "Gaming Operations".

     The following table illustrates in percentage terms the sources of revenues of ITT's hotel operations. The percentages for the 1994 period assume that the acquisition of the 70.3% interest in Ciga and certain other hotel properties had been completed on January 1, 1994. Hotel/casinos owned by ITT Sheraton and Caesars are not included in the table.

                                                                                                         PRO FORMA
                                                                                      YEAR ENDED        YEAR ENDED
                                                                                     DEC. 31, 1995     DEC. 31, 1994
                                                                                     -------------     -------------
Owned or Leased Hotels.............................................................         32%               30%
Managed and Joint Venture Hotels(1)................................................         65                67
Franchised Hotels(2)...............................................................          1                 1
Other(3)...........................................................................          2                 2
                                                                                           ---               ---
                                                                                           100%              100%
                                                                                           ===               ===

---------------
(1) Includes 100% of the revenues of managed and joint venture hotels.
(2) Includes franchise fees to ITT Sheraton, not revenues of franchise hotels.
(3) Other revenues primarily include reservations fees and Sheraton Club International fees.

  Owned and Leased Hotels

     The following table illustrates for ITT Sheraton's owned and leased properties, the number of properties, available room nights, average daily occupancy rate and average daily room rate, in each case for the years ended December 31, 1995 and December 31, 1994. For the year ended December 31, 1994, the table assumes that the acquisition of the 70.3% interest in Ciga and certain other hotel properties had been completed on January 1, 1994. Hotel/casinos owned by ITT Sheraton and Caesars are not included in the table.

                                                                                                         PRO FORMA
                                                                                      YEAR ENDED        YEAR ENDED
                                                                                     DEC. 31, 1995     DEC. 31, 1994
                                                                                     -------------     -------------
Number of properties at period end.................................................           68                66
Available room nights(1)...........................................................    7,929,283         7,467,848
Average daily occupancy rate(2)....................................................         71.2%             70.1%
Average daily rate(3)..............................................................      $135.65           $125.72

---------------
(1) Based on properties held at period end.
(2) Occupied rooms in the period divided by rooms available for sale in the same period.
(3) Room revenues for the period divided by rooms occupied for the same period.

     The owned and leased properties in the ITT Sheraton network are, in many cases, subject to mortgage and lease indebtedness. As of December 31, 1995, the aggregate mortgage and lease indebtedness in respect of such hotels was $334 million. In connection with the leased properties in the ITT Sheraton network, an ITT Sheraton subsidiary generally leases the land upon which the hotel has been built and the hotel building. Upon expiration of the lease, the buildings and other leasehold improvements owned by such subsidiary revert to the landlord. Usually, such ITT Sheraton subsidiary is responsible for repairs, maintenance, operating expenses and lease rentals and retains managerial discretion over operations. Generally, ITT Sheraton pays a percentage rental based on total revenues (as defined) or gross operating profit (as defined) in respect of the relevant facility but sometimes with a minimum fixed annual rent or a preferential rent. During the year ended December 31, 1995 and the year ended December 31, 1994, ITT Sheraton paid aggregate rentals, including rentals attributable to the leased properties referenced above, of $22 million and $17 million, respectively.

  Managed and Joint Venture Hotels

     ITT Sheraton, through subsidiaries, manages, usually under long-term agreements, a number of hotels throughout the world. The following table illustrates the number of properties, available room nights, average daily occupancy rate and average daily room rate, in each case for the years December 31, 1995 and December 31, 1994 for the hotels managed for third parties and joint venture hotels in the ITT Sheraton network. For the year ended December 31, 1994, the table assumes that the acquisition of the 70.3% interest in Ciga and certain other hotel properties had been completed on January 1, 1994.

                                                                                                         PRO FORMA
                                                                                      YEAR ENDED        YEAR ENDED
                                                                                     DEC. 31, 1995     DEC. 31, 1994
                                                                                     -------------     -------------
Number of properties at period end(1)..............................................           130               143
Available room nights(2)...........................................................    18,138,378        18,919,583
Average daily occupancy rate(3)....................................................          70.6%             70.4%
Average daily rate(4)..............................................................       $121.28           $111.12

---------------
(1) The decrease resulted primarily from a reclassification of certain hotels from the managed category to the franchised category.
(2) Based on properties held at period end.
(3) Occupied rooms in the period divided by rooms available for sale in the same period.
(4) Room revenues for the period divided by rooms occupied for the same period.

     Under its standard management agreement, ITT Sheraton operates lodging facilities under long-term arrangements with property owners. ITT Sheraton's responsibilities include hiring, training and supervising the managers and employees required to operate the facilities. For an additional fee ITT Sheraton provides reservation services as well as national advertising, marketing and promotional services. ITT Sheraton prepares and implements annual budgets for lodging facilities under its management and is responsible for allocating property-owner funds for periodic maintenance and repair of buildings and furnishings. ITT Sheraton's management fee is generally based on a percentage of the hotel's total revenues (as defined), plus, in certain instances, an incentive fee based on the operating performance.

  International Operations

     The hotel operations of ITT Sheraton are conducted worldwide. As a general matter, ITT Sheraton's presence outside of North America consists of contracts to manage hotels and, to a far more limited extent, equity positions in hotels. With the acquisition of 70.3% of Ciga, a deluxe hotel group in Europe with 33 hotels, and Sheraton on the Park in Sydney, Australia, ITT Sheraton has expanded its role as an owner of hotels outside of North America. As of December 31, 1995, ITT Sheraton had an equity interest of 50% or more in 28 properties in Europe, one property in the Asia/Pacific region, six properties in Latin America and one property in the Africa/Middle East region.

     The source of revenues in geographic terms of ITT's operations (excluding revenues from gaming operations and reservations-based revenues) is set forth in the following table for the years ended December 31, 1995 and December 31, 1994. The data for the year ended December 31, 1994 assumes that the acquisition of the 70.3% interest in Ciga and certain other hotel properties had been completed on January 1, 1994. The pro forma financial information includes ITT management's estimates of results which, among other things, assume revenue and expense levels based on historical trends and ITT management's views of current economic conditions. Such information may not be indicative of the results that would have occurred if the acquisitions had been completed on January 1, 1994. Hotel/ casinos owned by ITT Sheraton and Caesars are not included in the table.

                                                                                                         PRO FORMA
                                                                                      YEAR ENDED        YEAR ENDED
                                                                                     DEC. 31, 1995     DEC. 31, 1994
                                                                                     -------------     -------------
REVENUES
  North America(1).................................................................         44%               45%
  Europe...........................................................................         21                18
  Africa/Middle East...............................................................          9                10
  Latin America....................................................................          5                 6
  Asia/Pacific.....................................................................         19                19
  Headquarters and Other...........................................................          2                 2
                                                                                           ---               ---
        Total......................................................................        100%              100%
                                                                                     =============     =============
EBITDA(2)
  North America(1).................................................................         50%               60%
  Europe...........................................................................         24                 6
  Africa/Middle East...............................................................          3                 3
  Latin America....................................................................         15                21
  Asia/Pacific.....................................................................         12                15
  Headquarters and Other...........................................................         (4)               (5)
                                                                                           ---               ---
        Total......................................................................        100%              100%
                                                                                     =============     =============

---------------
(1) Includes franchise fees.

(2) EBITDA is presented here as an alternative measure of the ability of ITT to generate cash flow and should not be construed as an alternative to operating income (as determined in accordance with generally accepted accounting principles) or to cash flow from operating activities (as determined on the Consolidated Cash Flow Statements in ITT's Consolidated Financial Statements contained herein). EBITDA was computed above as earnings before interest, taxes, depreciation and amortization.

  Franchise Business

     The franchise business of ITT Sheraton largely relates to properties based in North America. Only 20 of the franchise hotels and inns are located outside of North America. The following table illustrates for ITT Sheraton's franchise business (which includes properties operated under the "Four Points Hotels" trade name), the number of properties, available room nights, average daily occupancy rate and average daily room rate, in each case for the years ended December 31, 1995 and December 31, 1994.

                                                                                                     PRO FORMA
                                                                                  YEAR ENDED        YEAR ENDED
                                                                                 DEC. 31, 1995     DEC. 31, 1994
                                                                                 -------------     -------------
    Number of properties at period end.........................................           214               214
    Available room nights(1)...................................................    19,199,826        20,530,000
    Average daily occupancy rate(2)............................................          67.2%             67.4%
    Average daily rate(3)......................................................        $76.51            $72.89

---------------
(1) Based on properties held at period end.
(2) Occupied rooms in the period divided by rooms available for sale in the same period.
(3) Room revenues for the period divided by rooms occupied for the same period.

     Sheraton franchise hotels are licensed to operate under the "Sheraton" trade name and the stylized "S" and Wreath service mark. The franchise hotels currently operated under the "Sheraton" trade name are generally smaller than the hotels owned, leased or managed by ITT Sheraton. In each instance, ITT Sheraton approves the plans for, and the location of, franchise hotels and reviews their design.

     In 1995, ITT Sheraton began offering owners the opportunity to convert Sheraton franchise inns to the new "Four Points Hotels" trade name. ITT Sheraton plans for nearly all of its franchise inns to convert to the "Four Points Hotels" trade name. It is expected that the "Four Points Hotel" will be operated and marketed by their respective owners with a view toward providing hospitality services to the business-oriented traveler. Nearly all new franchise hotels are also expected to be operated under the "Four Points Hotels" trade name.

     At December 31, 1995, there were 214 franchise hotels operated by other business entities under the "Sheraton" or "Four Points Hotels" trade name. In general, each franchisee pays ITT Sheraton an initial minimum fee, plus an additional fee for every room over 100. There is a continuing monthly license fee based on a percentage of the facility's room revenues. Although ITT Sheraton does not directly participate in the day-to-day management or operation of franchise hotels, it periodically inspects those facilities to ensure that ITT Sheraton's standards are maintained.

GAMING OPERATIONS

     ITT's gaming operations consist primarily of Caesars Palace in Las Vegas, Caesars Atlantic City in Atlantic City and Caesars Tahoe in Stateline, Nevada (each acquired in January 1995), ITT Sheraton's Desert Inn Resort & Casino in Las Vegas, the Sheraton Casino in Tunica County, Mississippi and various hotel/casino operations of ITT Sheraton and Caesars outside of the United States.

  Caesars World

     In January 1995, a subsidiary of Old ITT acquired through a cash tender offer approximately 92.9% of the outstanding shares of Caesars. Upon the merger of such subsidiary into Caesars, effective March 2, 1995, Caesars became a direct, wholly owned subsidiary of Old ITT. The cost of the transaction to Old ITT was approximately $1.7 billion. In connection with the Distribution, Caesars became an indirect wholly owned subsidiary of ITT.

     Caesars' wholly owned subsidiaries operate three destination gaming resorts: Caesars Palace in Las Vegas, Nevada; Caesars Tahoe in Stateline, Nevada; and Caesars Atlantic City in Atlantic City, New Jersey. A Caesars subsidiary carries on operations of small casinos on two cruise ships in conjunction with the operator of the ships. Caesars also owns one-third of a management company which operates Casino Windsor, a casino opened on May 17, 1994 in Windsor, Canada, which is owned by the Government of the Province of Ontario. Caesars' subsidiaries also own and operate four non-gaming resorts in the Pocono Mountains of Pennsylvania.

     Nevada Properties. Caesars Palace, which opened in 1966 and was purchased by Caesars in 1969, is a casino/hotel complex located on approximately 80 acres on the "Strip" in Las Vegas, Nevada. At December 31, 1995, Caesars Palace had 1,486 hotel rooms and suites, 10 restaurants, a 1,126-seat showroom, a convention complex with approximately 100,000 square feet of meeting and banquet space, numerous bars and lounges, a shopping arcade, two swimming pools, tennis facilities, a 4,500-seat sports pavilion, a 15,000-seat outdoor stadium, health spas, and an "Omnimax" theater. Its casino is approximately 118,000 square feet, and it offers wagering limits among the highest in Nevada.

     For the year ended December 31, 1995, the average occupancy rate at Caesars Palace of 88.3% included occupancy of approximately 41.7% of the available rooms and suites by guests receiving complimentary rooms. The average occupancy rate at Caesars Palace was 90.8% and 92.0% for the years ended December 31, 1994 and 1993, respectively, including occupancy of 42.7% and 37.1%, respectively, of the available rooms and suites by guests receiving complimentary rooms.

     Recent major capital projects at Caesars Palace include room and public area refurbishments and completion of luxury suites. Scheduled or ongoing capital projects include Caesars Magical Empire, a new state-of-the-art magical and dining entertainment facility scheduled to open in the second quarter of 1996, a second parking garage and guest room and public area refurbishments.

     Caesars Tahoe casino/hotel opened in 1979 and is located in Stateline, Nevada, adjacent to Lake Tahoe. In 1979, Caesars entered into a long-term lease of the 24-acre property on which the casino/hotel stands. At December 31, 1995, Caesars Tahoe had 440 hotel rooms and suites, four restaurants, a 1,500-seat showroom, 25,000 square feet of convention space, a Roman-themed nightclub, a 40,000-square foot casino including a race and sports book, bars, shops, four outdoor tennis courts and an indoor health spa containing a swimming pool and a racquetball court.

     For the year ended December 31, 1995, the average occupancy rate at Caesars Tahoe of 86.0% included occupancy of approximately 28.9% of the available rooms and suites by guests receiving complimentary rooms. The average occupancy rate at Caesars Tahoe was 88.8% and 90.4% for the years ended December 31, 1994 and 1993, respectively, including occupancy of 32.0% and 33.6%, respectively, of the available rooms and suites by guests receiving complimentary rooms.

     Recent major capital projects at Caesars Tahoe include a themed restaurant, room renovations and remodeling/refurbishing of the casino floor. Scheduled capital projects include room renovations and replacement of slot equipment.

     Caesars Atlantic City. Caesars Atlantic City is a 638-room casino/hotel on the Boardwalk in Atlantic City, New Jersey. At December 31, 1995, it had a 74,000-square foot casino, including table games, slots, keno, poker and race simulcasting, 12 restaurants and bars, 10,000 square feet of meeting and banquet space, an 1,100-seat showroom, a shopping arcade, a Roman-themed transportation center which accommodates 2,500 cars and 11 buses, a health club and 2 tennis courts. The property on which Caesars Atlantic City stands consists of approximately 8.1 acres, including contiguous parcels totaling approximately 5.4 acres bounded on three sides by Missouri, Arkansas and Pacific Avenues, with an entire block of Boardwalk frontage.

     For the year ended December 31, 1995, the average occupancy rate at Caesars Atlantic City of 93.7% included occupancy of approximately 84.4% of the available rooms and suites by guests receiving complimentary rooms. The average occupancy rate at Caesars Atlantic City was 92.7% and 90.8% for the years ended December 31, 1994 and 1993, respectively, including occupancy of 77.0% and 62.6%, respectively, of the available rooms and suites by guests receiving complimentary rooms.

     Recent major capital projects at Caesars Atlantic City include completion of a casino expansion (including additional slot machines, table games, poker games, and a keno and simulcasting area), remodeling and refurbishing of guest rooms and the baccarat casino area and purchase of slot equipment. Scheduled capital projects include a casino renovation to add slot machines, computer equipment, themed restaurants, replacement of slot machines and renovation of guest rooms and suites.

  Sheraton Desert Inn Resort & Casino

     The Sheraton Desert Inn Resort & Casino, which was purchased, through a wholly owned subsidiary, by ITT Sheraton in November 1993, is a casino/hotel complex located on approximately 200 acres on the "Strip" in Las Vegas, Nevada. At December 31, 1995, the Sheraton Desert Inn had 821 hotel rooms and suites, five restaurants, a 636-seat showroom, a convention complex with approximately 24,500 square feet of meeting and banquet space, numerous bars and lounges, a shopping arcade, three swimming pools, tennis facilities, an 18 hole golf course and other facilities. Its casino is approximately 20,000 square feet.

     For the year ended December 31, 1995, the average occupancy rate at Sheraton Desert Inn of 74.7% included occupancy of approximately 18.8% of the available rooms and suites by guests receiving complimentary rooms. The average hotel occupancy rate at Sheraton Desert Inn was 78.4% and 82.6% in 1994 and 1993, respectively, including occupancy of 18.3% and 18.9%, respectively, of the available rooms and suites by guests receiving complimentary rooms.

  Tunica Casino

     The Sheraton Casino opened in Tunica County, Mississippi in August 1994. The Sheraton Casino has three restaurants, three bars and lounges and other facilities. Its casino has approximately 31,000 square feet. Casino games include mini-baccarat, black jack, craps, roulette, slot machines, Caribbean stud poker, big "6" and "let it ride."

  Other

     ITT Sheraton also operates a casino gaming operation in Lima, Peru in the Sheraton Lima Hotel & Casino, which has 438 rooms and suites. In June 1995, ITT Sheraton added to its foreign gaming operation with the opening of a casino in Halifax, Nova Scotia in the Sheraton Halifax Hotel, now renamed the Sheraton Halifax Hotel & Casino. In August 1995, ITT Sheraton expanded its Nova Scotia gaming operations with the opening of a stand-alone casino in Sydney, Cape Breton, Nova Scotia, named Sheraton Casino Sydney. ITT Sheraton also operates casinos in Australia and Egypt. During late 1995, for operational purposes, all of ITT Sheraton's gaming operations were consolidated under Caesars.

     Both ITT Sheraton and Caesars are actively exploring various gaming opportunities in the United States and internationally.

MADISON SQUARE GARDEN

     In March 1995, ITT, in partnership with an indirect subsidiary of Cablevision Systems Corporation, acquired MSG for approximately $1 billion. MSG's activities include owning and operating (i) the Madison Square Garden Arena, which seats approximately 20,000 people, (ii) a special events theater which seats approximately 5,600 people, (iii) the New York Knicks of the National Basketball Association (the "NBA") and (iv) the New York Rangers of the National Hockey League (the "NHL"). MSG also supplies and distributes television programming for cable systems principally in New York, New Jersey and Connecticut through the MSG Network. MSG Network programming includes its own sporting events and rights to the New York Yankees baseball games through the year 2000. In addition, MSG produces, promotes and/or presents live entertainment.

     In addition to its principal assets, MSG currently owns the business which produces the Miss Universe, Miss USA and Miss Teen USA pageants. On March 12, 1996 MSG sold SRO Motorsports, a division of MSG which produced auto thrill show events. In connection with the sale of SRO Motorsports, MSG received approximately $20.1 million in cash.

  Ownership Structure

     On March 10, 1995, Madison Square Garden, L.P. ("Holdings"), a partnership among subsidiaries of Rainbow Programming Holdings, Inc. ("Rainbow Programming"), a wholly owned subsidiary of

Cablevision Systems Corporation, and wholly owned subsidiaries of ITT acquired the business and assets of Madison Square Garden Corporation.

     Holdings funded the purchase price of the acquisition through (i) borrowings of $289.1 million under a bank credit agreement, (ii) an equity contribution from Rainbow Programming of $110 million and (iii) an equity contribution from ITT of $610 million. Pursuant to agreements among ITT, Rainbow Programming and Cablevision Systems Corporation, Rainbow Programming has the right to acquire interests in Holdings from ITT sufficient to equalize the interests of ITT and Rainbow Programming in Holdings by making certain scheduled payments totalling $250 million (plus interest on any unpaid portion thereof) on specified dates up to and including March 17, 1997. Rainbow Programming may acquire all or part of such interests in Holdings through (i) the payment of cash to ITT, (ii) the delivery to ITT, at the option of Rainbow Programming, of common or preferred stock of the Cablevision Systems Corporation (together with the commitment of a nationally recognized underwriter to promptly purchase such common or preferred stock for cash), or a combination of cash and such common or preferred stock (with such a commitment) or (iii) subject to certain conditions and in lieu of payment of a limited amount of the required cash or common or preferred stock for the purchase of a portion of such interests, the delivery to ITT, at the option of ITT, of certain designated programming interests of Rainbow Programming. If any scheduled payment is not made on the applicable due date, then Rainbow Programming will forfeit (a) its right to equalize the interests in Holdings and (b) certain minority rights. If certain conditions are met and Rainbow Programming has forfeited its right to equalize the interests in Holdings, then Rainbow Programming will also have the right to require ITT to purchase all of Rainbow Programming's interest in Holdings for an amount equal to (i) the price paid by Rainbow Programming for such interest plus (ii) all interest paid by Rainbow Programming on the unpaid portion of the $250 million of scheduled payments (as described above).

     Initially, Holdings will be managed on a 50/50 basis by Rainbow Programming and ITT. If Rainbow Programming does not equalize its ownership interest in Holdings as discussed above, its management role will effectively be eliminated.

  MSG Network

     The MSG Network is an advertiser-supported cable television entertainment program service. The MSG Network's programming is distributed primarily via satellite for distribution by cable television operators and other video distributors principally in New York, New Jersey and Connecticut. The MSG Network currently has over 5,000,000 homes that are subscribers in the New York, New Jersey and Connecticut.

     The MSG Network derives revenue from two principal sources: sale of advertising time on the network and receipt of per-subscriber license fees paid by cable operators and other distributors pursuant to negotiated carriage arrangements. The sale of advertising time is affected by viewer demographics, viewer ratings and market conditions.

     The MSG Network programming generally consists of sporting events and related programs, primarily focusing on New York Yankees baseball games, New York Knicks basketball games, New York Rangers hockey games and various other events held at the Madison Square Garden Arena.

     The MSG Network has acquired programming rights from the New York Yankees to broadcast its baseball games through the year 2000, for an aggregate fee of $493.5 million. In addition to rights fees paid to the New York Yankees, the MSG Network pays a fee to (i) the NBA for distribution of New York Knicks games to, as a general matter, households located outside of a 75 mile radius of New York City and (ii) the NHL for distribution of New York Rangers games to, as a general matter, households located outside of a 50 mile radius of New York City.

  New York Knicks

     MSG owns the New York Knicks, a member of the NBA. The New York Knicks play their home games in the Madison Square Garden Arena, which is owned and operated by MSG.

     The NBA, through its constitution, has established rules governing club operations, including drafting of players and trading player contracts. The New York Knicks are subject to payment of ongoing assessments and dues to the NBA and to compliance with the constitution and by-laws of the NBA, as the same may be modified from time to time by the membership, as well as with rules promulgated by the Commissioner of the NBA. These rules include standards of conduct for players and front office personnel; methods of operation; procedures for drafting new players and for purchasing, selling and trading player contracts; rules for implementing disciplinary action relative to players, coaches and front office personnel; and certain financial requirements.

     In addition to ticket revenues from home games (basketball clubs in the NBA do not share in gate receipts from games away from home), a portion of the New York Knicks' revenues is derived from a pro-rata share of the network broadcast rights fees received by the NBA, pursuant to a broadcast rights fee agreement through the 1997-1998 seasons awarded to NBC Sports, a division of the National Broadcasting Company, and from a pro-rata share of the broadcast rights fees received by the NBA, pursuant to the broadcast rights fee agreement through the 1997-1998 season awarded to TBS Superstation and Turner Network Television, Inc., affiliates of Turner Broadcasting System, Inc. The New York Knicks also receive revenue from local cable rights fees for games broadcast by the MSG Network and from local radio rights fees for games broadcast by WFAN-AM.

     Other sources of revenues for the New York Knicks' operations include promotional and novelty revenues, including royalties from NBA Properties, Inc., and a pro rata share of expansion fees paid by new NBA franchises.

  New York Rangers

     MSG owns the New York Rangers, a member of the NHL. In addition to owning the New York Rangers, MSG licenses the Rangers name in connection with the operation of a minor league hockey team in Binghamton, New York. The New York Rangers play their home games in the Madison Square Garden Arena.

     The NHL, through its constitution, has established rules governing club operations, including drafting of players and trading player contracts. The New York Rangers are subject to payment of ongoing assessments and dues to the NHL and to compliance with the constitution and by-laws of the NHL, as the same may be modified from time to time by the membership, as well as with rules promulgated by the Commissioner of the NHL. These rules include standards of conduct for players and front office personnel; methods of operation; procedures for drafting new players and for purchasing, selling and trading player contracts; rules for implementing disciplinary action relative to players, coaches and front office personnel; and certain financial requirements.

     In addition to ticket revenues from home games, a portion of the New York Rangers' revenues is derived from a pro-rata share of the revenues generated through contracts negotiated by the NHL with television networks. The principal broadcast agreements for the NHL are with the Entertainment and Sports Programming Network ("ESPN"), the Fox Television Network and, in Canada, Molson Companies, Ltd. Each of these agreements covers the 1994-1995 through 1998-1999 seasons. The New York Rangers also receive revenue from local cable rights fees for games broadcast by the MSG Network and from local radio rights fees for games broadcast by WFAN-AM.

     Other sources of revenues for the New York Rangers' operations include promotional and novelty revenues, including royalties from NHL Enterprises, Inc., and a pro rata share of expansion fees paid by new NHL franchises.

  Madison Square Garden Arena

     The principal tenants of the Madison Square Garden Arena are the New York Knicks and the New York Rangers. In addition to the New York Knicks basketball games and New York Rangers hockey games, MSG derives revenues from various other activities and events held at the Madison Square Garden Arena and the special events theater at Madison Square Garden. These events include various other sporting events, concerts, family shows, the circus, trade shows, conventions and other special events. MSG generates revenue through luxury suite licensing, concessions (fast food, restaurants and catering), ticket sales and merchandise sales.

WBIS+-TV

     In August 1995, ITT, in a 50/50 partnership with Dow Jones, agreed to purchase television station WNYC-TV from New York City. The purchase, subject to approval by the Federal Communications Commission and other customary conditions, is expected to close in the first half of 1996. The purchase price of $207 million will be split evenly by the two companies and the partnership will be managed on a 50/50 basis. ITT and Dow Jones plan to rename the station WBIS+, and to replace the station's mix of public-service and ethnic programming with a broad range of business news during the day and professional sports and other events at night.

INFORMATION SERVICES

  ITT World Directories

     ITT, through an 80%-owned subsidiary, ITT World Directories, is engaged in the publication of telephone directories, including classified directory services for telephone subscribers in several countries outside the United States, as well as in Puerto Rico and the United States Virgin Islands. BellSouth Corporation owns the remaining 20% of ITT World Directories through a subsidiary.

     ITT World Directories publishes telephone directories -- alphabetical and classified -- and also publishes specialized directories. ITT World Directories' principal source of revenues in connection with its operations is advertising revenue generated by advertisements published in its directories. Its principal publications are in Belgium, The Netherlands, Portugal, The Republic of Ireland, Puerto Rico and the United States Virgin Islands. ITT publishes directories in these jurisdictions either pursuant to a contract with the existing national telecommunications provider or as a proprietary directory in such jurisdiction after expiration of such a contract. ITT World Directories is continuing a program of product diversification and, where possible, geographic expansion, as exemplified by its recent return to South Africa and its acquisition of a 60% controlling interest in the directory sales agent for Telekom in South Africa, Maister Directories 1981 (Pty) Limited, in late 1995.

     Historically, the business of ITT World Directories had consisted of contracts for the publication of telephone directories with monopoly providers of telecommunications services. In many jurisdictions, the monopoly provider of telecommunications services was obligated to publish white pages telephone directories and the obligation or right (depending on the jurisdiction) to publish yellow pages directories (and thus claim significant advertising revenues) went along with the requirement to publish white pages. As a means of satisfying its publication obligations, various monopoly providers contracted with ITT World Directories to publish telephone directories. Some of the current business of ITT World Directories remains consistent with this historical source of business. However, one of the most important factors currently affecting the business of ITT World Directories is the changing competitive environment in the member states of the European Union in which it publishes telephone directories. Specifically, in Belgium and The Netherlands, the historical contractual relationship between ITT World Directories and the national telecommunications entity, namely Belgacom and PTT Telecom, respectively, were not renewed or extended when the last contract term expired. As contracts are scheduled for renewal in other jurisdictions within the European Union, the contracts there may also not be renewed or extended, thereby possibly adversely affecting ITT World Directories.

     A second important factor affecting the business of ITT World Directories is the challenge presented by new interactive and other technologies (including as the traditional yellow pages market moves to a paperless product). The operating performance of ITT World Directories is not expected to be materially adversely affected by the emergence of new technologies in the immediate future. However, if ITT World Directories is not successful in implementing a strategy to apply new technologies to its business, its long-term operating results may be adversely affected. These new technologies are likely to include information delivery methods such as CD ROMs and computer diskettes and operator-assisted yellow pages. ITT World Directories has activities in this arena. Specifically, in South Africa and Portugal, ITT World Directories has had operator-assisted yellow pages in operation, in South Africa for nine years and in Portugal for three years; in Belgium and The Netherlands, and it is publishing its classified directories on CD ROM and it is publishing a fax directory in Portugal on CD ROM.

  ITT Educational

     Prior to its initial public offering, which was consummated on December 27, 1994, ITT Educational was a wholly owned subsidiary of Old ITT. ITT beneficially owns 83.3% of the outstanding shares of common stock of ITT Educational. The shares of common stock of ITT Educational are traded on the New York Stock Exchange under the symbol "ESI". The term "ITT Technical Institutes" (in singular or plural form) refers to educational institutions owned and operated by ITT Educational.

     Based on student enrollment, ITT Educational is a leading proprietary provider of technical post-secondary degree programs in the United States. ITT Educational offers degree programs and non-degree diploma programs to over 20,000 students through a system of 58 ITT Technical Institutes located in 26 states. These programs are designed, after consultation with employers, to provide students with the knowledge and skills necessary for entry-level employment in technical positions in a variety of industries.

     ITT entered the education services business in 1966 through the acquisition of a predecessor of ITT Educational which owned three technical institutes. In 1981, ITT Educational began a strategy of significant expansion, acquiring three and establishing 45 new technical institutes since that date. Of the 58 institutes currently operating, 20 were established since January 1, 1991. As a result of adding new institutes and increasing enrollment at existing institutes, the number of students attending Technical Institutes rose from 16,192 students at December 31, 1990, to 20,618 students at December 31, 1995. ITT Educational has recently accelerated its expansion program, opening five new technical institutes in 1993, six institutes in 1994 and four institutes in 1995. Classes at two of the institutes opened in 1995 did not begin until March 1996.

ALCATEL ALSTHOM

     In July 1992, Old ITT sold its 30% equity interest in Alcatel N.V., a Netherlands company which is one of the largest telecommunications equipment manufacturers in the world, to Alcatel Alsthom, a major French company which owned the other 70% of Alcatel N.V. At the closing of the sale, Old ITT received, among other things, 9.1 million capital shares of Alcatel Alsthom, recorded at $806 million. During the 1995 third quarter, Old ITT received approximately an additional 300,000 capital shares in the form of a stock dividend. The total 9.4 million capital shares at December 31, 1995 represented approximately 6% of the outstanding capital shares of Alcatel Alsthom. The shares of Alcatel Alsthom were transferred to ITT in December 1995. ITT expects to retain its equity interest in Alcatel Alsthom until at least July 1997, unless Alcatel Alsthom and ITT agree otherwise. Mr. Rand V. Araskog, Chairman and Chief Executive of ITT, is a member of the board of directors of Alcatel Alsthom.

EMPLOYEES

     As of December 31, 1995, ITT and its subsidiaries employed approximately 38,000 people.

OPERATIONS OUTSIDE THE UNITED STATES

     In 1995, approximately 46.5% of the ITT's consolidated sales and revenues were made outside the United States. Of these, Western Europe comprised 46.9%, the Asia Pacific region 26.8%, Africa and Middle East region 14.3%, and the balance made elsewhere.

COMPETITION

     Substantially all of ITT's operations are in highly competitive businesses, although the nature of the competition varies among the business segments.

INTELLECTUAL PROPERTY

     ITT owns and controls a number of trademarks, trade names, service marks, copyrights, patents, trade secrets, confidential information, and other intellectual property rights which are used in the operation of ITT businesses. These intellectual property rights include such well recognizable trademarks and trade names as ITT, Sheraton, Caesars Palace, Madison Square Garden, the Knicks and the

Rangers. However, while these trademarks, trade names, and other intellectual property rights in the aggregate, are of material importance to its business, it is believed that ITT's business, as a whole, is not materially dependent upon any one intellectual property or related group of such properties. ITT is licensed to use certain trademarks, software, patents, technology and other intellectual property rights owned and controlled by others, and similarly, other companies are licensed to use certain trademarks, software, patents, technology and other intellectual property rights owned and controlled by ITT.

SERVICE CONTRACTS

     ITT has contracts with certain of its operating subsidiaries under which ITT furnishes them with insurance, administrative, legal, intellectual property, tax, personnel, financial, accounting, purchasing and operating advice and assistance, as well as other services. In certain instances, specialized employees are engaged for the account of the companies served. In return for such services, these subsidiaries pay ITT a percentage of their gross operating revenues. In addition, reimbursement is sometimes made for the actual salaries and expenses of specialized employees furnished.

RELATIONSHIP BETWEEN ITT, ITT INDUSTRIES, INC. AND ITT HARTFORD GROUP, INC.

     In connection with the Distribution, ITT, ITT Industries and ITT Hartford Group, Inc. ("ITT Hartford") entered into certain agreements, described below, governing their relationship following the Distribution and providing for the allocation of tax and certain other liabilities and obligations arising from periods prior to the Distribution Date.

     Distribution Agreement. ITT, ITT Industries and ITT Hartford entered into a Distribution Agreement which provided for, among other things, certain corporate transactions required to effect the Distribution and other arrangements between ITT, ITT Industries and ITT Hartford subsequent to the Distribution Date.

     The Distribution Agreement provides for, among other things, the assumption of liabilities and cross-indemnities designed to allocate generally, effective as of the Distribution Date, financial responsibility for the liabilities of Old ITT arising out of or in connection with (i) the automotive, defense and electronics, and fluid technology businesses to ITT Industries and its subsidiaries, (ii) the hospitality, entertainment and information services businesses to ITT and its subsidiaries and (iii) the insurance businesses to ITT Hartford and its subsidiaries. The Distribution Agreement also provides for the allocation generally of the financial responsibility for the liabilities arising out of or in connection with former and present businesses not described in the immediately preceding sentence to or among ITT, ITT Industries and ITT Hartford.

     Pursuant to the Distribution Agreement each of ITT, ITT Industries and ITT Hartford agreed not to take any action that would jeopardize the intended tax consequences of the Distribution. Specifically, each of ITT, ITT Industries and ITT Hartford agreed to maintain its status as a company engaged in the active conduct of a trade or business, as defined in Section 355(b) of the Internal Revenue Code, until the first anniversary of the Distribution Date.

     Under the Distribution Agreement, each of ITT, ITT Industries and ITT Hartford have also agreed to provide to the other parties, subject to certain conditions, on an "as-needed" basis such services on such terms as may be agreed upon between the applicable parties.

     Intellectual Property Agreements. ITT, ITT Industries and ITT Hartford have entered into certain Intellectual Property License Agreements (collectively, "IP Agreements") which provide for licensing to or among the companies of, rights under patents, copyrights, software, technology, trade secrets and certain other intellectual property (collectively, "Intellectual Property") owned by ITT, ITT Industries or ITT Hartford and their respective subsidiaries and associated companies as of the Distribution Date. The purpose of these IP Agreements was to provide ITT, ITT Industries and ITT Hartford and their respective subsidiaries and associated companies with those continuing rights and licenses under such Intellectual Property necessary for the continued conduct of their respective businesses. Included within the IP Agreements is:
(i) a grant of rights and licenses to ITT Industries and ITT Hartford, with rights to license their respective subsidiaries and associated companies, to continue to use the "ITT" name, mark and logo in the operation of their respective businesses, subject to the maintenance of certain quality standards for their products and services and other conditions in accordance with the terms of the IP Agreements, and (ii) a transfer from ITT Industries to ITT of all the right, title and interest in the "ITT" name, mark, and logo and the applications, registrations, goodwill, and contractual rights and obligations associated therewith.

     Tax Allocation Agreement. ITT, ITT Industries and ITT Hartford have also entered into a Tax Allocation Agreement which generally provides that ITT and ITT Hartford will pay their respective shares of ITT Industries' consolidated tax liability for the tax years that ITT and ITT Hartford, as applicable, were included in ITT Industries' consolidated Federal income tax return. The Tax Allocation Agreement also provides for sharing, where appropriate, of state, local and foreign taxes attributable to periods prior to the Distribution Date, as well as certain other matters.

     Employee Benefits Agreement. ITT, ITT Industries and ITT Hartford have also entered into an Employee Benefits Services and Liability Agreement providing for the allocation of retirement, medical, disability and other employee welfare benefit plans among ITT, ITT Industries and ITT Hartford. The Agreement provides for the treatment of certain retirement plans for salaried employees, investment and savings programs, excess benefit plans, retiree medical and life insurance benefits and stock awards. In addition, the Agreement provided that, as of the Distribution Date, each of ITT, ITT Industries and ITT Hartford generally assume all liability for their respective active employees under their respective employee welfare benefit plans and that each of ITT, ITT Industries, and ITT Hartford shall be allocated a proportionate share of any assets of ITT Industries held with respect thereto.

GOVERNMENTAL REGULATION AND RELATED MATTERS

     General. In the event that ITT, in partnership with Dow Jones, consummates the acquisition of WNYC-TV, ownership of ITT common stock by "aliens" (to the United States) will be subject to limitation under the United States Communications Act of 1934 due to the license of the United States Federal Communications Commission held by the partnership. Sheraton hotels in the United States are liquor retailers where permitted, licensed in each state where they do such business, and in certain states are subject to statutes which prohibit ITT Sheraton or its owner from being both a wholesaler and retailer of alcoholic beverages. ITT Educational's technical colleges offering postsecondary career education are extensively regulated by federal and state agencies.

     Restrictions on Alien Ownership. If, as anticipated, ITT, in partnership with Dow Jones, consummates the purchase of WNYC-TV from New York City, then the Communications Act of 1934, as amended (the "Communications Act"), will restrict the ownership of the common stock of ITT by "aliens." The Communications Act generally defines "aliens" to include persons who are not citizens of the United States, entities organized under laws other than those of the United States, foreign governments, entities controlled directly or indirectly by foreign nationals, and the representatives of foreign persons or foreign-controlled entities.

     Because ITT will have shared control of a broadcast licensee, the limitations in Section 310(b)(4) of the Communications Act will govern the permissible degree of alien ownership and control of the outstanding stock of ITT. Under Section 310(b)(4), no more than 25 percent of the ownership nor more than 25 percent of the voting rights in ITT may be held directly or indirectly by aliens. In assessing compliance with the 25 percent ceiling, the FCC will consider direct and indirect alien interests using a multiplier, so that, for example, minority alien interests in U.S.-controlled corporations will count proportionally against the 25 percent ceiling. Alien voting interests are not treated proportionally, however, in any corporation that is alien controlled. The alien interest in any partnership with an alien partner also is not treated proportionally unless the alien partner is a limited partner that is insulated from material involvement in the business of the partnership within the meaning of the FCC's rules and policies.

     The ITT By-Laws will provide that under no circumstances shall the amount of ITT stock owned of record or voted by aliens within the meaning of the FCC's rules and policies exceed 25 percent of the total outstanding stock of ITT. If and so long as the stock records of ITT shall at any time disclose 25 percent alien ownership (i) no transfers of shares of domestic record to aliens may be made and (ii) if it shall be found that stock of domestic record is in fact held by or for the account of an alien within the meaning of the FCC's rules and policies, the holder of such stock shall not be entitled to vote, to receive dividends, or to have any other rights except the right to transfer the stock to a citizen of the United States. At the close of business on January 31, 1996, ITT believes that approximately 6 percent of the outstanding common stock of ITT was owned of record by aliens.

     Casino Gaming -- General. The Sheraton Desert Inn casino/hotel complex is owned and operated by Sheraton Desert Inn Corporation ("SDI"), which is a wholly-owned subsidiary of Sheraton Gaming Corporation ("SGC"), which is a wholly-owned subsidiary of ITT Sheraton (Sheraton, SGC and SDI are hereinafter collectively referred to as the "Sheraton Desert Inn Companies"). In August 1994, ITT expanded its domestic casino gaming operations with the opening of the Sheraton Casino in Tunica County, Mississippi; that casino is owned and operated by Sheraton Tunica Corporation ("STC"), which is a wholly-owned subsidiary of SDI.

     Caesars' casino gaming operations in Las Vegas, Nevada and Stateline, Nevada are conducted by Desert Palace, Inc. ("DPI"), which is a wholly-owned subsidiary of Caesars Palace Corporation ("CPC"), which is a wholly-owned subsidiary of Caesars (Caesars, CPC and DPI are hereinafter collectively referred to as the "Caesars Nevada Companies"). Caesars is a wholly-owned subsidiary of ITT Sheraton. Caesars' casino gaming operations in Atlantic City, New Jersey are conducted by Boardwalk Regency Corporation ("BRC"), which is a wholly-owned subsidiary of Caesars New Jersey, Inc. ("CNJ"), which is a wholly-owned subsidiary of Caesars (as required by the context, Caesars, CNJ and BRC are hereinafter collectively referred to as the "Caesars New Jersey Companies"). In addition, DPI owns all of the issued and outstanding capital stock of Tele/Info, Inc. ("Tele/Info"), which is a Nevada licensed disseminator of horse race simulcasts for the purpose of receiving and disseminating live telecasts of horse racing information.

     Casino Gaming Regulation -- General. The ownership and/or operation of casino gaming facilities in the United States are subject to extensive federal, state and local regulations. On the federal level, in addition to all other relevant federal regulation, ITT's casino gaming operations are specifically subject to the compliance with the Gambling Devices Act of 1962, as amended, and the Bank Secrecy Act, as amended; these govern the ownership, possession, manufacture, distribution and transportation in interstate commerce of gaming devices and the recording and reporting of currency transactions, respectively. Due to its casino gaming operations in Nevada, ITT's Nevada casino gaming operations -- at the Sheraton Desert Inn in Las Vegas, Caesars Palace in Las Vegas, and Caesars Tahoe in Stateline -- are subject to the Nevada Gaming Control Act (the "Nevada Act") and the licensing and regulatory control of the Nevada Gaming Commission (the "Nevada Commission") and the Nevada State Gaming Control Board (the "Nevada Control Board"), as well as various local, county and state regulatory agencies (hereinafter collectively referred to as the "Nevada Gaming Authorities"). Due to its casino gaming operations in New Jersey, ITT's New Jersey casino gaming operations -- at Caesars Atlantic City -- are subject to the New Jersey Casino Control Act (the "New Jersey Act") and the licensing and regulatory control of the New Jersey Casino Control Commission (the "New Jersey Commission") and the New Jersey Department of Law & Public Safety, Division of Gaming Enforcement (the "New Jersey DGE"), as well as various local, county and state regulatory agencies (hereinafter collectively referred to as the "New Jersey Gaming Authorities"). Due to its casino gaming operations in Mississippi, ITT's Mississippi casino gaming operations -- at the Sheraton Casino in Tunica County, Mississippi -- are subject to the Mississippi Gaming Control Act (the "Mississippi Act") and the licensing and regulatory control of the Mississippi Gaming Commission (the "Mississippi Commission"), as well as various local, county and state regulatory agencies (hereinafter collectively referred to as the "Mississippi Gaming Authorities"). Due to its casino gaming operations in Ontario, Canada, ITT's Ontario casino gaming operations -- through its one-third interest in the licensed operator of Casino Windsor, Ontario -- are subject to the Ontario Gaming Control Act (the "Ontario Act") and the licensing and regulatory control of the Ontario Gaming Control Commission (the "Ontario Commission"), as well as various local, provincial and federal regulatory agencies (hereinafter collectively referred to as the "Ontario Gaming Authorities"). Due to its casino gaming operations in Nova Scotia, Canada, ITT's Nova Scotia casino gaming operations -- at the Sheraton Halifax Hotel & Casino and the Sheraton Casino/Sydney -- are subject to the Nova Scotia Gaming Control Act (the "Nova Scotia Act") and the licensing and regulatory control of the Nova Scotia Gaming Control Commission (the "Nova Scotia Commission"), as well as various local, provincial and federal regulatory agencies (hereinafter collectively referred to as the "Nova Scotia Gaming Authorities").

     The casino gaming laws, regulations and supervisory procedures of Nevada, New Jersey, Mississippi, Ontario and Nova Scotia are extensive and reflect certain public policy considerations as to (i) the integrity of casino gaming operations and its participants, (ii) the need for strict governmental and regulatory control of casino gaming operations, (iii) the creation of economic development, taxes and employment, and (iv) foster and enhance the public confidence and trust in casino gaming regulation and control. Changes to such laws, regulations and supervisory procedures could have an adverse effect on ITT's casino gaming operations.

     Nevada Gaming Regulation. Nevada's casino gaming laws, regulations and supervisory procedures are extensive and reflect certain broad declarations of public policy. In general, Nevada's gaming laws, regulations and supervisory procedures seek to (i) prevent unsavory or unsuitable persons from having any direct or indirect involvement with gaming at any time or in any capacity, (ii) establish and maintain responsible accounting practices and procedures, (iii) maintain effective control over the financial practices of licensees, including establishing minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record-keeping, and making periodic reports to the applicable casino gaming authority, (iv) prevent cheating and fraudulent practices, and (v) provide a source of state and local revenues through taxation and licensing fees.

     SDI, as the operator of the Sheraton Desert Inn, and DPI, as the operator of Caesars Palace and Caesars Tahoe, are required to be licensed by the Nevada Gaming Authorities. The casino gaming licenses are not transferable and must be renewed periodically by the payment of casino gaming license fees and taxes. The Nevada Commission requires that (i) SGC and ITT Sheraton be registered as intermediary companies of SDI and (ii) CPC be registered as an intermediary company of DPI; the Nevada Commission also requires that ITT and Caesars be registered as publicly traded corporations. No person may become a stockholder of, or receive any percentage of profits from, SDI or DPI without first obtaining certain required licenses and approvals from the Nevada Gaming Authorities.

     The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with ITT, the Sheraton Desert Inn Companies or the Caesars Nevada Companies in order to determine whether such individual is suitable or should be licensed as a business associate of either SDI or DPI. Officers, directors and key employees of each of SDI and DPI must be individually licensed by, and changes in corporate positions must be reported to, the Nevada Gaming Authorities; the Nevada Gaming Authorities may disapprove a change in corporate position. Certain officers, directors and key employees of ITT, ITT Sheraton and SGC who are actively and directly involved in the gaming activities of SDI may be required to be licensed or found suitable by the Nevada Gaming Authorities; similarly, certain officers, directors and key employees of ITT, Caesars and CPC who are actively and directly involved in the gaming activities of DPI may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or finding of suitability must pay all of the costs of the investigation.

     If the Nevada Gaming Authorities find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with ITT, the Sheraton Desert Inn Companies or the Caesars Nevada Companies, the companies involved would be required to sever all relationships with such person. In addition, the Nevada Gaming Authorities may require a registered company or licensee to terminate the employment of any person who refuses to file appropriate disclosures.

     ITT, the Sheraton Desert Inn Companies and the Caesars Nevada Companies are required to submit detailed financial and operating reports to the Nevada Commission. Substantially all loans, leases, sales of securities and similar financing transactions by either SDI or DPI must be reported to or approved by the Nevada Commission. Nevada law prohibits a corporation registered by the Nevada Commission from making a public offering of its securities without the prior approval of the Nevada Commission if any part of the proceeds of the offering of the securities themselves are to be used either to (i) finance the construction, acquisition or operation of gaming facilities in Nevada, or (ii) retire or extend obligations incurred for one or more such purposes.

     If it is determined that Nevada gaming laws were violated by SDI or DPI, the gaming license each respectively holds could be limited, conditioned, suspended or revoked. In addition, at the discretion of the Nevada Commission, ITT, the Sheraton Desert Inn Companies and the persons involved could be subject to substantial fines for each separate violation of the Nevada gaming laws by the Sheraton Desert Inn; similarly, and also at the discretion of the Nevada Commission, ITT, the Caesars Nevada Companies and the persons involved could be subject to substantial fines for each separate violation of the Nevada gaming laws by either Caesars Palace or Caesars Tahoe. Further, a supervisor could be appointed by the Nevada Commission to operate either SDI's or DPI's respective gaming property and, under certain circumstances, earnings generated during the supervisor's appointment (except for the reasonable rental value of SDI's or DPI's respective gaming property) could be forfeited to the State of Nevada. Any suspension or revocation of either SDI's or DPI's license would have a materially adverse effect on SDI or DPI, respectively.

     The Nevada Gaming Authorities may investigate and require a finding of suitability of any holder of any class of ITT's voting securities at any time. Nevada law requires any person who acquires more than 5% of any class of ITT's voting securities to report the acquisition to the Nevada Commission and such person may be investigated and found suitable. Any person who becomes a beneficial owner of more than 10% of any class of ITT's voting securities must apply for a finding of suitability by the Nevada Commission within 30 days after the Nevada Control Board Chairman mails a written notice requiring such filing, and must pay the costs and fees incurred by the Nevada Control Board in connection with the investigation. Under certain circumstances, an "institutional investor," as such term is defined in the Nevada Act and regulations, which acquires more than 10% but not more than 15% of ITT's voting securities, may apply to the Nevada Commission for a waiver of such finding of suitability requirements if such institutional investor holds the voting securities for investment purposes only; an institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the Board of Directors of ITT, any change in ITT's corporate charter, bylaws, management, policies or operations or any of its casino gaming operations, or any other action which the Nevada Commission finds to be inconsistent with holding ITT's voting securities for investment purposes only. Notwithstanding the foregoing, activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include (i) voting on all matters voted on by stockholders, (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations, and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the stockholder who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information, including a list of beneficial holders.

     Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Commission or by the Chairman of the Nevada Control Board may be found unsuitable. Any holder of any equity or debt security found unsuitable and who holds, directly or indirectly, any beneficial ownership of ITT's debt or equity voting securities beyond such period or periods of time as may be prescribed by the Nevada Commission may be guilty of a gross misdemeanor. ITT could be subject to disciplinary action if, without the prior approval of the Nevada Commission and after ITT receives notice that a person is unsuitable to be an equity or debt security holder or to have any other relationship with ITT, the Sheraton Desert Inn Companies or the Caesars Nevada Companies, ITT, the Sheraton Desert Inn Companies, the Caesars Nevada Companies or any one of them either (i) pays to the unsuitable person any dividend, interest or any distribution whatsoever,
(ii) recognizes any voting right by such unsuitable person in connection with such securities, (iii) pays the unsuitable person remuneration in any form, (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transaction, or (v) fails to pursue all lawful efforts to require such unsuitable person to relinquish his securities including, if necessary, the immediate purchase of such securities for cash at fair market value.

     Regulations of the Nevada Commission provide that control of a registered publicly traded corporation cannot be changed through merger, consolidation, acquisition of assets, management or consulting agreements, or any form of takeover without the prior approval of the Nevada Commission. Persons seeking approval to control a registered publicly traded corporation must satisfy the Nevada Commission as to a variety of stringent standards prior to assuming control of such corporation. The failure of a person to obtain such approval prior to assuming control over the registered publicly traded corporation may constitute grounds for finding such person unsuitable.

     Regulations of the Nevada Commission also prohibit certain repurchases of securities by registered publicly traded corporations without the prior approval of the Nevada Commission. Transactions covered by these regulations are generally aimed at discouraging repurchases of securities at a premium over market price from certain holders of more than 3% of the outstanding securities of the registered publicly traded corporation. The regulations of the Nevada Commission also require prior approval for a "plan of recapitalization," as such term is defined in the Nevada regulations; generally, a plan of recapitalization is a plan proposed by the management of a registered publicly traded corporation that contains recommended action in response to a proposed corporate acquisition opposed by management of the corporation which acquisition itself would require the prior approval of the Nevada Commission.

     Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively "Licensees"), and who proposes to become involved in a gaming operation outside the State of Nevada is required to deposit with the Nevada Control Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation by the Nevada Control Board of the Licensees' participation in such foreign gaming; the revolving fund is subject to increase or decrease in the discretion of the Nevada Commission. Once such revolving fund is established, the Licensees may engage in gaming activities outside the State of Nevada without seeking the approval of the Nevada Commission provided (i) such activities are lawful in the jurisdiction where they are to be conducted and (ii) the Licensees comply with certain reporting requirements imposed by the Nevada Act. Licensees are subject to disciplinary action by the Nevada Commission if they or any one of them (i) knowingly violates any laws of the foreign jurisdiction pertaining to the foreign gaming operation, (ii) fails to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, (iii) engages in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or (iv) employs a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of personal unsuitability.

     New Jersey Casino Gaming Regulation. Casino gaming in New Jersey is subject to strict compliance with the New Jersey Act, the strict supervision of the New Jersey Commission and compliance with the regulations adopted by the New Jersey Commission. The New Jersey gaming laws and regulations primarily concern
(a) the financial stability and character of casino operators, their employees, their security holders and others financially interested in casino operations, and (b) the operating methods -- including the rules of the games and credit issuance procedures -- and the financial and accounting procedures used in connection with casino operations. The New Jersey gaming laws and regulations include detailed provisions concerning, among other things, (i) the type, manner and number of applications and licenses required to conduct casino gaming and ancillary activities, (ii) the licensing, regulation and curricula of gaming schools, (iii) the establishment of minimum standards of accounting and internal control, including the issuance and enforceability of casino credit, (iv) the manufacture, sale, distribution and possession of gaming equipment, (v) the rules of the games, (vi) the exclusion of undesirable persons, (vii) the use, regulation and reporting of junket activities, (viii) the possession, sale and distribution of alcoholic beverages, (ix) the regulation and licensing of suppliers to licensed casino operators, (x) the conduct of entertainment within licensed casino facilities, (xi) equal employment opportunity for employees of licensed casino operators, contractors for casino facilities and the like, (xii) the payment of gross revenue taxes and similar fees and expenses, (xiii) the conduct of casino simulcasting, and (xiv) the imposition and discharge of casino reinvestment development obligations. A number of these regulations require practices which are different from those in many casinos elsewhere and some of them result in casino operating costs greater than those in comparable facilities elsewhere. As a prerequisite to being licensed, a New Jersey casino/hotel facility must meet certain facilities requirements concerning, among other things, the size and number of guest rooms.

     In order to operate Caesars Atlantic City, BRC must be licensed by the New Jersey Commission, which has broad discretion with regard to the issuance, renewal, revocation or suspension of licenses. A New Jersey casino license is not transferable and must be renewed at designated periods of up to four years; renewal is not automatic and involves an extensive review by the New Jersey DGE, a report by the New Jersey DGE to the New Jersey Commission, an independent intensive review by the New Jersey

Commission, and the affirmative vote of at least four of the five sitting Commissioners of the New Jersey Commission sitting in a scheduled open public meeting. BRC's plenary casino license to operate Caesars Atlantic City was renewed on October 5, 1994 and expires on November 30, 1996; as a result of recent legislative changes extending the terms of casino licenses, BRC will become eligible for a four year license upon consideration of its renewal application in November 30, 1996.

     Except for certain banking and lending institutions exempted under the New Jersey Act, all financial backers, investors, mortgagees, debt holders, landlords under leases relating to New Jersey casino/hotel facilities, all lenders to BRC, all officers and directors of BRC and all employees who work at Caesars Atlantic City have to be qualified, licensed, approved or registered by or with the New Jersey Commission. In addition, all contracts and leases entered into by BRC are subject to approval by the New Jersey Commission.

     As a prerequisite to BRC holding a license, ITT, Caesars and CNJ have to be approved by the New Jersey Commission due to their corporate relationship to BRC. Thus, any debt or equity security holder of ITT, Caesars or CNJ will have to be found qualified; the qualification requirement of any debt or equity security holder of ITT may be waived based on an express finding by the New Jersey Commission, with the consent of the Director of the New Jersey DGE, that the security holder either (a)(i) is not significantly involved in the activities of BRC, (ii) does not have the ability to control ITT, Caesars, CNJ or BRC, and (iii) does not have the ability to elect one or more members of the respective boards of directors of ITT, Caesars, CNJ or BRC, or (b) is an "institutional investor," as such term is defined in the New Jersey Act and regulations; for purposes of the former, the New Jersey Act presumes that any non-"institutional investor" security holder who owns or beneficially holds 5% or more of the equity securities of ITT has the ability to control ITT, Caesars, CNJ or BRC, unless such presumption is rebutted by clear and convincing evidence.

     The New Jersey Act and regulations define an "institutional investor" as
(i) any retirement fund administered by a public agency for the exclusive benefit of federal, state or local public employees, (ii) an investment company registered under the Investment Company Act of 1940, (iii) a collective investment trust organized by banks under Part Nine of the Rules of the Comptroller of the Currency, (iv) a closed end investment trust, (v) a chartered or licensed life insurance company or property and casualty insurance company,
(vi) banking or other licensed or chartered lending institutions, (vii) an investment advisor registered under the Investment Advisors Act of 1940, or
(viii) such other persons as the New Jersey Commission may determine for reasons consistent with the policies of the New Jersey Act. In the absence of a prima facie showing by the Director of the DGE that there is any cause to believe that such institutional investor may be found unqualified, upon application and for good cause shown, an institutional investor holding either (a) less than 10% of the equity securities of ITT or (b) ITT debt securities constituting less than 20% of the outstanding debt of ITT and less than 50% of the issue involved may be granted a waiver of qualification as to such holdings if (i) such securities are those of a publicly traded corporation, (ii) the institutional investor's holdings of such securities were purchased for investment purposes only, and
(iii) upon request by the New Jersey Commission, the institutional investor files with the New Jersey Commission a certified statement to the effect that the institutional investor has no intention of influencing or affecting the affairs of ITT, Caesars, CNJ or BRC; notwithstanding the foregoing, the institutional investor is permitted to vote on matters put to the vote of the outstanding security holders of ITT.

     If an institutional investor who has been granted a waiver subsequently determines to influence or affect the affairs of ITT, the institutional investor must provide to the New Jersey Commission not less than 30 days prior notice of such intent and the institutional investor must file with the New Jersey Commission an application for qualification before taking any action that may influence or affect the affairs of ITT; notwithstanding the foregoing, the institutional investor is permitted to vote on matters put to the vote of the outstanding security holders of ITT. If an institutional investor changes its investment intent, or if the New Jersey Commission finds reasonable cause to believe that the institutional investor may be found unqualified, no action other than divestiture shall be taken by such institutional investor with respect to its security holdings until there has been compliance with the interim casino authorization provisions of the New Jersey Act, including the execution of a trust agreement. ITT, Caesars, CNJ and BRC are required to immediately notify the New Jersey Commission and the New Jersey DGE of any information about, or action of, an institutional investor holding its equity or debt securities where such information or action may impact on the eligibility of such institutional investor for a waiver. If the New Jersey Commission finds an institutional investor unqualified or if the New Jersey Commission finds that, by reason of the extent or nature of its holdings, an institutional investor is in the position to exercise a substantial impact on the controlling interests of BRC so that qualification of the institutional investor is necessary to protect the public interest, the New Jersey Act vests in the New Jersey Commission the power to take all necessary action to protect the public interest, including the power to require that the institutional investor submit to qualification and become qualified under the New Jersey Act.

     An equity or debt security holder -- including institutional investors -- of ITT, Caesars, CNJ or BRC who is required to be found qualified by the New Jersey Commission must submit an application for qualification within 30 days after being ordered to do so or divest all security holdings within 120 days after the New Jersey Commission determines such qualification is required. The application for qualification must include a trust agreement by which the security holder places its interest in ITT in trust with a trustee qualified by the New Jersey Commission. If the security holder is ultimately found qualified, the trust agreement is terminated. If the security holder is not found qualified or withdraws its application for qualification prior to a determination on qualification being made, the trustee will be empowered with all rights of ownership pertaining to such security holder's ITT securities, including all voting rights and the power to sell the securities; in any event, the unqualified security holder will not be entitled to receive in exchange for its ITT securities an amount in excess of the lower of (i) the actual cost the security holder incurred in acquiring the securities or (ii) the value of such securities calculated as if the investment had been made on the date the trust became operative. By the same token, if the security holder is not found qualified, it is unlawful for the security holder to (i) receive any dividends or interest on such securities, (ii) exercise, directly or through any trustee or nominee, any right conferred by such securities, or (iii) receive any remuneration in any form from ITT, Caesars, CNJ or BRC for services rendered or otherwise.

     Each officer, director, lender and certain other persons of ITT, Caesars and CNJ must be found qualified unless the New Jersey Commission, with the consent of the Director of the New Jersey DGE, finds that such officer, director, lender or other person of ITT, Caesars or CNJ is not significantly involved in the affairs of BRC and is thus waived from qualification. New Jersey law requires that an officer or director of ITT, Caesars or CNJ must apply for temporary qualification at least 30 days before assuming any duties; such temporary qualification, if granted by the New Jersey Commission, will be valid for a period not to exceed the earlier of (i) nine consecutive calendar months or (ii) the effective date of BRC's next casino license renewal.

     The New Jersey Act requires that each of ITT, Caesars, CNJ and BRC maintain financial stability and capability. For purposes of these requirements, the New Jersey Commission has adopted regulations defining "financial stability" as the same applies to the licensed casino operation and has set forth certain standards for determining compliance with the financial stability regulations. Under the regulations of the New Jersey Commission, "financial stability" has been defined as (i) the ability to assure the financial integrity of casino operations by the maintenance of a casino bankroll or equivalent provisions adequate to pay winning wagers to casino patrons when due, (ii) the ability to meet ongoing operating expenses which are essential to the maintenance of continuous and stable casino operations, (iii) the ability to pay, as and when due, all local, state and federal taxes and any and all fees imposed by the New Jersey Act, (iv) the ability to make necessary capital and maintenance expenditures in a timely manner which are adequate to insure maintenance of a superior first class facility of exceptional quality as required by the New Jersey Act, and (v) the ability to pay, exchange, refinance or extend debts, including long-term and short-term principal and interest and capital lease obligations, which will mature or otherwise come due and payable during either the license term or within 12 months after the end of the license term or to otherwise manage such debts and any default with respect to the debts. The New Jersey Commission regulations provide that the financial stability standards concerning casino bankroll, operating expenses and capital and maintenance expenditures are met if the following is shown by clear and convincing evidence:
(i) casino bankroll -- the maintenance, on a daily basis, of a casino bankroll at least equal to the average daily casino bankroll, calculated on a monthly basis, for the corresponding month in the previous year, (ii) operating expenses -- the demonstration of the ability to achieve positive gross operating profit measured on an annual basis, and (iii) capital and maintenance expenditures -- the demonstration that its capital and maintenance expenditures over the five year period, which includes the previous 36 calendar months and the upcoming license period, average at least 5% of net revenue per annum. ITT believes that, at current operating levels, BRC will have no difficulty in complying with these requirements.

     The New Jersey Commission has the authority to restrict or prohibit the transfer of cash or the assumption of liabilities by BRC if such action will adversely impact the financial stability of BRC and the prior approval of the New Jersey Commission is required to incur indebtedness and guarantees of affiliated indebtedness by BRC involving amounts greater than $25 million.

     If it is determined that New Jersey gaming laws were violated by BRC, BRC could be subject to fines or its casino license could be limited, conditioned, suspended or revoked. In addition, if a security holder of ITT, Caesars, CNJ or BRC is found disqualified but does not dispose of the securities, the New Jersey Commission is authorized to take any necessary action to protect the public interest, including the suspension or revocation of the casino license; however, the New Jersey Commission shall not take any action against ITT, Caesars, CNJ or BRC with respect to the continued ownership of the security interest by the disqualified holder if the New Jersey Commission finds that (i) ITT has provided in its corporate charter that any ITT securities are held subject to the condition that, if a holder thereof is found to be disqualified by the New Jersey Commission pursuant to the provisions of the New Jersey Act, such holder shall dispose of his interest in ITT, (ii) ITT has made a good faith effort, including the prosecution of all legal remedies, to comply with any order of the New Jersey Commission requiring the divestiture of the security interest held by the disqualified holder, and (iii) such disqualified holder does not have the ability to control ITT, Caesars, CNJ or BRC or to elect one or more members of the boards of directors of ITT, Caesars, CNJ or BRC. If BRC's license is revoked, not renewed or suspended for a period in excess of 120 days, the New Jersey Commission is empowered to appoint a conservator to operate, and to dispose of, BRC's casino/hotel facilities. If a conservator operates the casino/hotel facilities, payments to shareholders would be limited to a "fair return" on their investment, with any excess going to the State of New Jersey. If a conservator is appointed, the conservator's charges and expenses become a lien against the property which is paramount to all prior and subsequent liens.

     Mississippi Casino Gaming Regulation. Gaming in Mississippi can be legally conducted only on vessels of a certain minimum size either in navigable waters of counties bordering the Mississippi River or in the waters of the State of Mississippi which lie adjacent to the coastline of the three counties bordering the Gulf of Mexico. STC possesses a license for the ownership and operation of the Sheraton Casino in Tunica County, Mississippi issued by the Mississippi Commission pursuant to the Mississippi Act.

     The Mississippi Act does not restrict the amount or percentage of space on a vessel that may be utilized for casino gaming; the Mississippi Act also does not limit the number of licenses that the Mississippi Commission can grant for a particular area.

     ITT and STC are required to submit detailed financial, operating and other reports to the Mississippi Commission. Substantially all loans, leases, sales of securities and similar financing transactions entered into by ITT or by STC must be reported to or approved by the Mississippi Commission. ITT and STC are also required to periodically submit detailed financial and operating reports to the Mississippi Commission and furnish any other information which the Mississippi Commission may require.

     Each of the directors, officers and certain key employees of ITT and STC who are actively and directly engaged in the administration or supervision of casino gaming in Mississippi, or who have any other significant involvement with the activities of STC, must be found suitable therefor and may be required to be licensed by the Mississippi Commission. A finding of suitability is comparable to licensing, and both require the submission of detailed personal financial information followed by a thorough investigation. An application for licensing may be denied for any cause deemed reasonable by the Mississippi Commission. Changes in licensed positions must be reported to the Mississippi Commission. In addition to its authority to deny an application for a license, the Mississippi Commission has the authority to disapprove a change in corporate position. If the Mississippi Commission finds a director, officer or key employee of ITT or STC unsuitable for licensing or unsuitable to continue having a relationship with ITT or STC, ITT or STC, as the case may be, is required to suspend, dismiss and sever all relationships with such person. ITT and STC have similar obligations with regard to any person who fails or refuses to file appropriate applications. Each gaming employee must obtain a work permit; the Mississippi Commission may refuse to issue a work permit to a gaming employee (i) if the employee has committed larceny, embezzlement or any other crime of moral turpitude or knowingly violated the Mississippi Act or the regulations of the Mississippi Commission, or (ii) for any other reasonable cause.

     Mississippi gaming licenses are not transferable and must be renewed periodically. The Mississippi Commission is empowered to deny, limit, condition, revoke and/or suspend any license, finding of suitability or registration, and to fine any person as it deems reasonable and in the public interest, subject to the due process considerations of notice and an opportunity for a hearing. The Mississippi Commission may fine any licensee or other person who is subject to the Mississippi Act up to $100,000 for each violation of the Mississippi Act which is the subject of an initial complaint and up to $250,000 for each violation of the Mississippi Act which is the subject of any subsequent complaint. The Mississippi Act provides for judicial review of certain decisions of the Mississippi Commission; however, the filing for such judicial review does not automatically stay the action taken by the Mississippi Commission pending the court's review.

     License fees and taxes, computed in various ways depending on the type of casino gaming involved, are payable to the State of Mississippi and to the counties and cities in which the gaming operations are located. Depending on the particular fee or tax imposed, these fees and taxes are based on a percentage of the gross gaming revenues received by the casino operation, the number of slot machines operated by such casino, or the number of table games operated by such casino. Moreover, several local governments have been authorized to impose either additional gross fees on adjusted gross gaming revenues or, alternatively, per person boarding fees and annual license fees based on the number of gaming devices aboard the vessel. License fees paid to the State of Mississippi are allowed as a credit against Mississippi state income taxes.

     In all other material respects, casino gaming regulation in Mississippi is similar to the regulation of casino gaming in Nevada and New Jersey.

     Windsor, Ontario Casino Gaming Regulation. Casino Windsor Ltd., Caesars' unconsolidated one-third owned Canadian corporation which operates the casino in Windsor, Ontario, Canada, is required to comply with licensing requirements similar to Nevada and New Jersey and is also subject to operational regulation by the Province of Ontario.

     Nova Scotia Casino Gaming Regulation. ITT Sheraton's subsidiary, which both (i) owns and operates the casino in the City of Halifax, Nova Scotia, and
(ii) operates the casino in the City of Sydney, Nova Scotia, is required to comply with licensing requirements similar to the Province of Ontario and is also subject to operational regulation by the Province of Nova Scotia.

     Casino Gaming -- Related Provisions of the Certificate of
Incorporation. ITT's Restated Articles of Incorporation provide that (i) all securities of ITT are subject to redemption by ITT to the extent necessary to prevent the loss, or to secure the reinstatement, of any casino gaming license held by ITT or any of its subsidiaries in any jurisdiction within or without the United States of America, (ii) all securities of ITT are held subject to the condition that if a holder thereof is found by a gaming authority in any such jurisdiction to be disqualified or unsuitable pursuant to any gaming law, such holder will be required to dispose of all ITT securities held by such holder, and (iii) it will be unlawful for any such disqualified person to (a) receive payments of interest or dividends on any ITT securities, (b) exercise, directly or indirectly, any rights conferred by any ITT securities or (c) receive any remuneration in any form, for services rendered or otherwise, from the subsidiary that holds the gaming license in such jurisdiction.

ITEM 2.                            PROPERTIES

     Reference is made to "Business of ITT."

ITEM 3.                        LEGAL PROCEEDINGS

     There are various lawsuits pending against ITT and its subsidiaries some of which involve claims for substantial amounts. However, the ultimate liability with respect to these lawsuits is not considered material in relation to the consolidated financial condition of ITT and its subsidiaries.

ITEM 4.                 SUBMISSION OF MATTERS TO A VOTE
                              OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders of ITT during the fourth quarter of the fiscal year covered by this report.

                           EXECUTIVE OFFICERS OF ITT

     The following information is provided as to the executive officers of ITT.

                                                                                                               DATE OF
                                    AGE AT                                                   YEAR OF           ELECTION
                                  FEBRUARY 1,                                            INITIAL ELECTION     TO PRESENT
               NAME                  1996                      POSITION                   AS AN OFFICER        POSITION
---------------------------------------------   ---------------------------------------  ----------------     ----------
Rand V. Araskog...................      64      Chairman and Chief Executive and               1995            12/19/95
                                                Director
Robert A. Bowman..................      40      President and Chief Operating Officer          1995            12/19/95
                                                and Director
Peter G. Boynton..................      53      Senior Vice President; President and           1995            12/19/95
                                                Chief Executive Officer of Caesars
                                                  World, Inc.
Juan C. Cappello..................      57      Senior Vice President, Director of             1995            12/19/95
                                                  Corporate Relations
Gerald C. Crotty..................      44      Senior Vice President                          1995            12/19/95
Jon F. Danski.....................      43      Senior Vice President and Controller           1995            12/19/95
Nicholas J. Glakas................      51      Senior Vice President                          1995            12/19/95
Ralph W. Pausig...................      61      Senior Vice President                          1995            12/19/95
Ann N. Reese......................      42      Executive Vice President and Chief             1995            12/19/95
                                                  Financial Officer
Elizabeth A. Tuttle...............      39      Senior Vice President and Treasurer            1995            12/19/95
Richard S. Ward...................      55      Executive Vice President, General              1995            12/19/95
                                                Counsel and Corporate Secretary
Daniel P. Weadock.................      57      Senior Vice President; President and           1995            12/19/95
                                                Chief Executive Officer of ITT Sheraton
                                                  Corporation

     Each of the above-named officers was elected to his or her present position to serve at the pleasure of the Board of Directors.

     For the five years immediately preceding the Distribution, all of the above-named officers held executive positions with Old ITT bearing at least substantially the same responsibilities as those borne in their present offices, except that (i) Mr. Araskog, prior to his election as Chairman and Chief Executive, was Chairman, President and Chief Executive of Old ITT; (ii) Mr. Bowman, prior to his election as President and Chief Operating Officer, was Executive Vice President and Chief Financial Officer of Old ITT since September 1992, Executive Vice President and Chief Financial Officer of ITT Sheraton Corporation from April 1991 to September 1992, Senior Vice President and Chief Financial Officer of ITT Sheraton Corporation from January to April 1991 and prior to that Treasurer of the State of Michigan; (iii) Mr. Boynton, prior to his election as Senior Vice President of ITT and President and Chief Executive Officer of Caesars World, Inc., was Senior Vice President of Old ITT since July 1995, President and Chief Operating Officer of Caesars World, Inc. since February 1995 and President and Chief Operating Officer of Caesars Atlantic City Hotel/Casino from 1982 to February 1995; (iv) Mr. Crotty, prior to his election as Senior Vice President, was Senior Vice President of Old ITT since October 1994, Chairman, President and Chief Operating Officer of ITT Information Services, Inc. from October 1993 to present, President and Chief Operating Officer of ITT Consumer Financial Corporation from February 1992 until September 1993, Vice President of Old ITT from August 1991 until September 1994 and Secretary to the Governor of the State of New York ending in July 1991; (v) Mr. Danski, prior to his election as Senior Vice President and Controller, was Senior Vice President and Controller of Old ITT since October 1993 and prior to that Vice President and General Auditor of RJR Nabisco; (vi) Mr. Glakas, prior to his election as Senior Vice President, was Vice President, Associate General Counsel & Director of Government Affairs of Old ITT from September 1992 to October 1995 and Director of Government Affairs of Old ITT prior thereto; (vii) Ms. Reese, prior to her election as Executive Vice President and Chief Financial Officer, was Senior Vice President and Treasurer of Old ITT since September 1992 and Vice President and Assistant Treasurer of Old ITT prior thereto; (viii) Ms. Tuttle, prior to her election as Senior Vice President and Treasurer, was Vice President and Assistant Treasurer of Old ITT since February 1995, Assistant Treasurer & Director of Capital Markets of Old ITT from October 1993 to February 1995, Assistant Treasurer & Manager of Financial Planning and Operations of Old ITT from July 1992 to October 1993 and Manager of Financial Planning and Operations of Old ITT prior thereto; (ix) Mr. Ward, prior to his election as Executive Vice President, General Counsel and Corporate Secretary, was Executive Vice President and General Counsel of Old ITT since May 1994, Senior Vice President and General Counsel of Old ITT from September 1992 to May 1994 and Vice President and Associate General Counsel of Old ITT prior thereto; and (x) Mr. Weadock, prior to his election as Senior Vice President and President and Chief Executive Officer of ITT Sheraton Corporation, was Senior Vice President of Old ITT since July 1995, President and Chief Operating Officer of ITT Sheraton Corporation since November 1993 and Chairman, President and Chief Executive Officer of ITT Communications and Information Services, Inc. prior thereto.

                                    PART II

ITEM 5.                  MARKET FOR ITT'S COMMON STOCK
                        AND RELATED STOCKHOLDER MATTERS

ITT COMMON STOCK -- MARKET PRICES AND DIVIDENDS

                                                                                                1995
                                                                                          -----------------
                                                                                           HIGH       LOW
                                                                                          ------     ------
        Period commencing December 20, 1995
          and ending December 31, 1995..................................................  $53.13     $48.25

     On December 19, 1995, Old ITT distributed to its shareholders of record at the close of business on such date all of the outstanding shares of common stock of ITT, then a wholly owned subsidiary of Old ITT. In the Distribution, holders of common stock of Old ITT received one share of ITT's common stock for every one share of Old ITT common stock held. On December 20, 1995, the common stock of ITT commenced "regular way" trading on the New York Stock Exchange under the symbol "ITT".

     During the period from January 1, 1996 through February 29, 1996, the high and the low reported market prices of ITT common stock were $60.75 and $47.38, respectively.

     ITT has not declared any dividends to date and ITT presently has no plans to declare and pay any dividends.

     There were approximately 54,000 holders of record of ITT Common Stock on February 29, 1996.

     ITT Common Stock is listed on the New York Stock Exchange.

ITEM 6.                     SELECTED FINANCIAL DATA

                                                                                     YEAR ENDED DECEMBER 31,
                                                                            ------------------------------------------
                                                                             1995     1994     1993     1992     1991
                                                                            ------   ------   ------   ------   ------
                                                                              ($ IN MILLIONS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Revenues................................................................... $6,346   $4,760   $4,169   $4,253   $3,855
Income before Accounting Changes........................................... $  147   $   74   $   39   $    2   $   43
Earnings per share (Pro Forma for 1994 and prior years) before Accounting
  Changes.................................................................. $ 1.24   $  .63   $  .33   $  .02   $  .37
BALANCE SHEET DATA:
Total Assets............................................................... $8,692   $5,012   $3,791   $3,375   $2,462
Long-Term Debt, including Capital Leases................................... $3,575   $  600   $  169   $  186   $  160
OPERATING DATA:
Operating Income........................................................... $  571   $  292   $  142   $   34   $  126
EBITDA(1).................................................................. $  797   $  396   $  222   $   81   $  163
Cash from Operating Activities............................................. $  504   $  230   $  186   $  143   $  133
Number of Employees (in thousands).........................................     38       25       18       18       20

---------------
(1) EBITDA is presented here as an alternative measure of the ability of ITT to generate cash flow and should not be construed as an alternative to operating income (as determined in accordance with generally accepted accounting principles) or to cash flows from operating activities (as determined on the Consolidated Cash Flow Statement in ITT Corporation's Financial Statements contained herein). EBITDA was computed above as earnings before interest, taxes, depreciation and amortization.

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

            (DOLLAR AMOUNTS ARE IN MILLIONS UNLESS OTHERWISE STATED)

     On December 19, 1995, Old ITT distributed to its shareholders of record at the close of business on such date all of the outstanding shares of common stock of ITT, then a wholly owned subsidiary of Old ITT (the "Distribution"). In the Distribution, holders of common stock of Old ITT received one share of ITT common stock for every one share of Old ITT common stock held, creating a separate publicly traded entity. This discussion and analysis of financial condition and results of operations is prepared as if ITT were a separate entity for all periods discussed.

BACKGROUND AND BUSINESS CONDITIONS

     ITT combines the world's largest hotel and gaming company with a premier sports and entertainment company and information services businesses to create a dynamic and rapidly growing enterprise. Management believes ITT's strategic complement of assets, unmatched international presence and leading brand names uniquely position it to be a highly competitive participant in each of its operating segments. Moreover, ITT has the financial flexibility, as evidenced by 1995 comparable pro forma earnings before interest, taxes, depreciation, amortization and one time unusual items ("comparable pro forma EBITDA") of $892, to pursue opportunities worldwide. The 1995 comparable pro forma EBITDA results (which assume all acquisitions during 1994 and 1995 had been consummated on January 1, 1994) represent a 48% increase over the 1994 pro forma EBITDA of $604. The comparable pro forma results presented herein may not be indicative of the results of operations that would actually have been reported had the transactions underlying the pro forma amounts actually been consummated on such a date or of the results of operations that may be reported by ITT in the future.

     ITT completed the acquisition of one of the world's most recognized gaming companies, Caesars in January 1995. In March 1995, ITT, in partnership with subsidiaries of Cablevision Systems Corporation, acquired the well-known New York Knickerbockers and New York Rangers sports franchises, the MSG television network, and the Madison Square Garden Arena, through its investment in MSG. In addition, the acquisition in 1994 of 70.3% of Ciga, as well as other key hotel property acquisitions in both 1995 and 1994 have enhanced ITT's geographic balance along with its image and profile. Furthermore, in August 1995, ITT, in partnership with Dow Jones, agreed to purchase television station WNYC-TV from New York City. The purchase, subject to approval by the Federal Communications Commission and other customary conditions, is expected to close in the first half of 1996. Together, ITT and Dow Jones hope to transform the station into a preeminent business and sports television station based in New York City. The purchase price of $207 will be split evenly by the two companies and the partnership will be managed on a 50/50 basis.

     ITT also operates a telephone directory publishing business for telephone subscribers outside the United States, as well as in Puerto Rico and the U.S. Virgin Islands, and a United States-based provider of post-secondary career education and owns approximately 6% of Alcatel Alsthom, a French telecommunications equipment company.

     Through the ITT Sheraton brand name, ITT is represented in most major markets of the world. In 1995, over 45 million customers stayed at ITT Sheraton properties in approximately 60 countries. ITT Sheraton had a worldwide hospitality network of 412 owned, leased, managed and franchised properties including hotels, casinos and inns at December 31, 1995. Gaming operations are marketed under either the Caesars or ITT Sheraton brand names and are represented in Las Vegas, Atlantic City, Halifax (Nova Scotia), Sydney (Nova Scotia), Lake Tahoe, Tunica County (Mississippi), Lima (Peru), Cairo (Egypt), Windsor (Ontario) and Townsville (Australia). The Information Services segment consists of an 80% interest in ITT World Directories, a directory publishing business, and an 83.3% interest in ITT Educational, a provider of post-secondary degree technical education.

     ITT's revenues, operating income and earnings before interest, taxes, depreciation and amortization ("EBITDA") have historically been lowest in the first quarter and highest in the fourth quarter, the result of seasonality in the Hotels segment and the timing of the directory publishing schedule at ITT World Directories. In the Gaming segment, results have not been particularly seasonal as a result of its mix of gaming jurisdictions; however, such results may be volatile as a result of the nature of high limit baccarat wagering. High limit baccarat wagering has been confined primarily to the Las Vegas properties and comprised approximately 23%, 23% and 24% of total Gaming revenues in 1995, 1994 and 1993, respectively. These seasonality factors are not expected to differ significantly in 1996, although there can be no assurance that the historical seasonality trends will continue. The following table reflects the historical seasonality of ITT:

                                                            PERCENT OF TOTAL YEAR
                                            -----------------------------------------------------
                                             FIRST      SECOND       THIRD      FOURTH
                                            QUARTER     QUARTER     QUARTER     QUARTER     TOTAL
                                            -------     -------     -------     -------     -----
    Revenues
      1995................................    20%         27%         26%         27%        100%
      1994................................    18%         26%         23%         33%        100%
      1993................................    19%         28%         24%         29%        100%
    EBITDA
      1995................................    15%         28%         28%         29%        100%
      1994................................    13%         30%         24%         33%        100%
      1993................................    12%         31%         24%         33%        100%
                                            ======      ======      ======      ======      =====

     Operating performance in the Hotels segment has historically been somewhat cyclical and has fluctuated to some degree based upon general economic conditions as well as specific factors affecting relevant local markets. In the Gaming segment, operating performance is impacted by, among other things, competition in the markets in which ITT operates. Increased competition in this segment is likely, as other states and countries authorize casino gaming. In the Information Services segment, ITT World Directories has historically been the sole provider of yellow page directories in specific markets and has performed its services on behalf of the local telephone companies. However, due in large measure to a changing competitive environment in the member states of the European Union, certain historical contractual relationships existing between ITT World Directories and the national telecommunications entity (specifically in Belgium and The Netherlands) were not renewed or extended upon expiration of the last contract term. ITT World Directories is currently competing with the national telecommunications entities in these countries. Such competition could adversely impact the operating results of ITT World Directories, although there has been no adverse impact to date and 1995 operating results improved; however, it is not certain that such trends will continue. Additionally, as contracts are scheduled for renewal in other jurisdictions within the European Union, such contracts may also not be renewed or extended, thereby possibly adversely affecting ITT World Directories. The higher-education industry is dependent upon the health of the national economy, with student enrollment generally softening in periods of strong job creation. ITT Educational continues to grow through new school openings and added curricula. Management believes it is well positioned to benefit from the expected rise in high school graduates entering the work force over the next ten years (as currently forecast by the U.S. Department of Labor).

     The following table reflects pro forma results of operations which assume that the acquisitions of Caesars, the 70.3% interest in Ciga, certain other hotel properties and MSG, in partnership with another entity, were completed on January 1, 1994. This pro forma information relates to a large degree to periods prior to ITT's ownership and does not take into account synergies that may be derived or ongoing cost reduction efforts. Such information may not be indicative of the results that would have occurred if the acquisitions were completed on January 1, 1994:

                               REVENUES                               EBITDA                           OPERATING INCOME
                  -----------------------------------   -----------------------------------   -----------------------------------
                  PRO FORMA    PRO FORMA    PRO FORMA   PRO FORMA    PRO FORMA    PRO FORMA   PRO FORMA    PRO FORMA    PRO FORMA
                  YEAR ENDED   YEAR ENDED       %       YEAR ENDED   YEAR ENDED       %       YEAR ENDED   YEAR ENDED       %
                   12/31/95     12/31/94     CHANGE      12/31/95     12/31/94     CHANGE      12/31/95     12/31/94     CHANGE
                  ----------   ----------   ---------   ----------   ----------   ---------   ----------   ----------   ---------
Hotels...........   $4,120       $3,896          6%        $383         $263          46%        $259         $150          73%
Gaming...........    1,452        1,232         18          316          212          49          218          129          69
Information
 Services........      856          833          3          237          181          31          207          155          34
Corporate
 Overhead, MSG,
 and Minority....       --           --         --          (44)         (52)         --          (71)         (77)         --
                                                --                                    --                                    --
                    ------       ------                  ------       ------                   ------       ------
                    $6,428       $5,961          8%        $892         $604          48%        $613         $357          72%
                    ======       ======         ==       ======       ======          ==       ======       ======          ==

     A substantial portion of the remaining discussion and analysis of results of operations relates to the historical periods of ITT which, for the most part, do not include the results of the acquisitions completed in late 1994 and the 1995 first quarter.

YEAR ENDED DECEMBER 31, 1995 COMPARED WITH DECEMBER 31, 1994

     Revenues of $6,346 in 1995 increased 33% compared with $4,760 in 1994, reflecting the eleven-month contribution of the Caesars acquisition as well as the full year contribution of Ciga and other significant hotel acquisitions completed during the second half of 1994. Caesars revenues totaled $979 from the date of acquisition while Ciga and other hotel acquisitions contributed $542 in 1995 compared with $271 in 1994 from the dates of acquisition of these properties. Excluding the effect of acquisitions, hotel revenues increased 4% primarily due to higher average room rates, particularly in owned and leased properties in North America. Revenues at ITT World Directories were basically unchanged during 1995 at $654 compared to $646 in 1994 reflecting increased competition with certain telephone companies. Revenues at ITT Educational increased 8% to $202 from $187 in 1994 reflecting additional school openings, increased census and a continuing expansion of curricula and degree offerings. Excluding the Caesars and hotel acquisitions discussed above, revenues increased 7%.

     Salaries, benefits and other operating costs increased 24% in 1995 to $4,747 from $3,837 representing the costs of the acquired properties and smaller increases in the cost of services. Overall, salaries, benefits and other operating costs represented 75% of revenues in 1995, down from 81% in the comparable 1994 period, as higher average rates and occupancy outpaced the increase in costs. In addition, improved performance in the Information Services segment, representing lower telephone company fees in Belgium; continuing benefits of cost control programs; and favorable foreign exchange experience, contributed to the positive results.

     Selling, general and administrative expenses increased 48% to $871 in 1995 compared with $587 in 1994, due primarily to the costs associated with Caesars, Ciga and the other hotel acquisitions. ITT has embarked on several company-wide cost rationalization programs aimed at reducing administrative costs. In June 1995, ITT announced the closing of the Caesars headquarters in Los Angeles; in September 1995, ITT provided for severance and other costs associated with restructuring the headquarters of the hotels and information services business segments totaling $80 pretax, and in December 1995, ITT recorded charges associated with the consolidation of certain administrative and other functions in its gaming segment of $6 pretax. In addition, ITT is undertaking an aggressive information systems rationalization program. This program is designed to reduce operating costs and increase efficiency as well as improve management's ability to access operational and financial data.

     Selling, general and administrative expenses include $96 and $88 in 1995 and 1994, respectively, representing reimbursement of overhead expenses related to world headquarters management and supervision of the entities comprising Old ITT prior to the Distribution. These expenses represent fees for advice and assistance provided by ITT in connection with legal, accounting, tax, treasury and insurance services. In the opinion of management, the methods for allocating these costs are reasonable. However, the net cost of these services to ITT are not necessarily indicative of the costs that would have been incurred if ITT had been operated as an unaffiliated entity. It is not practical to estimate such costs on a stand-alone basis.

     Operating income rose 96% in 1995 reflecting the impact of the acquisitions discussed above, as well as the impact of one-time charges related to the planned disposals of certain non-core assets and restructuring charges referred to above. Excluding the acquisitions and restructuring charges, operating income increased 43% primarily due to higher average room rates, particularly in owned properties in North America, and the aforementioned improvement in the Information Services segment. Depreciation and amortization increased 92% compared with 1994 due primarily to the acquisitions discussed above.

     Interest expense (before interest income of $54 in 1995 and $16 in 1994) increased to $345 from $147 in 1994. In connection with the Distribution, Old ITT allocated certain indebtedness between ITT and ITT Industries, Inc. As a result of such allocation, the interest expense incurred in prior periods may not be indicative of the interest expense which would have been incurred if ITT was an independent entity during such periods.

     Income tax expense rose during 1995 in direct proportion to the higher pretax earnings as ITT maintained an effective rate of 40% in both years.

     Minority equity in 1995 reflects the minority ownership in ITT World Directories, ITT Educational and Ciga and increased due to higher earnings. Net income of $147 in 1995 improved 99% compared with $74 in 1994, the results of the factors discussed above.

     Cash from operating activities, as defined by SFAS No. 95, increased to $504 in 1995 from $230 in 1994 reflecting the improved operating results and the accretive impact of the acquisitions discussed above. The SFAS definition of cash from operating activities differs from EBITDA largely due to the inclusion of interest, income taxes and changes in working capital.

BUSINESS SEGMENTS

     Revenues, EBITDA and operating income (excluding the effect of corporate overhead and minority income) for each of ITT's three major business segments were as follows:

         YEAR ENDED 1995                                                     YEAR ENDED 1994
---------------------------------                                   ---------------------------------
                        OPERATING                                                           OPERATING
REVENUES     EBITDA      INCOME                                     REVENUES     EBITDA      INCOME
--------     ------     ---------                                   --------     ------     ---------
 $4,120       $314        $ 190   .............Hotels.............   $3,700       $239        $ 152

     Hotels 1995 results reflect the full-year benefit of the Ciga and other significant hotel acquisitions made during 1994 and the $51 restructuring charge. At December 31, 1995, Hotel properties include 198 properties (48%) which are owned, leased or managed under long-term agreements and 214 properties (52%) which are franchised. During 1995, significant benefits were realized at the owned and leased properties in EBITDA and operating income due to improved operations and cost control programs. Improvements in these properties have a greater impact on the Hotels segment results than do improvements in managed properties, where the majority of the improvements are realized by those property owners. In addition, during 1995 the average daily room rate at ITT's owned, leased and managed properties increased 10% to $126 and revenue per available room rose 10% to $89. These increases reflect management's focus on attaining the optimal combination of rate and occupancy while enhancing the level of service and value to ITT's customers. ITT has continued to focus on expanding and enhancing its image among world travelers, through ongoing renovations of key properties, upgrading standards, defranchising nonconforming properties and strategic acquisitions. Management continues to aggressively pursue revenue growth as well as cost saving opportunities in each of its market segments through a variety of strategies including: maximizing the integration of the Ciga hotels; cross promoting ITT's gaming and entertainment assets; and continued domestic and international expansion.

         YEAR ENDED 1995                                                     YEAR ENDED 1994
---------------------------------                                   ---------------------------------
                        OPERATING                                                           OPERATING
REVENUES     EBITDA      INCOME                                     REVENUES     EBITDA      INCOME
--------     ------     ---------                                   --------     ------     ---------
 $1,370       $301        $ 209   .............Gaming.............    $227        $ 19         $ 9

     The January 1995 acquisition of one of the most internationally recognized brand names in gaming, Caesars, positions ITT to be a competitive force in this rapidly expanding industry. The Gaming segment has key properties in both major U.S. jurisdictions, Las Vegas, Nevada and Atlantic City, New Jersey as well as other properties both domestically and internationally. The 1995 results also reflect a full year of operating results from the Sheraton Casino in Tunica County, Mississippi which opened in August 1994. In the future, the Gaming segment is expected to contribute an increasing portion of ITT's results.

         YEAR ENDED 1995                                                     YEAR ENDED 1994
---------------------------------                                   ---------------------------------
                        OPERATING                                                           OPERATING
REVENUES     EBITDA      INCOME                                     REVENUES     EBITDA      INCOME
--------     ------     ---------                                   --------     ------     ---------
  $856        $208        $ 178   .......Information Services.......   $833       $181        $ 155

     Revenues at ITT World Directories were basically unchanged compared with 1994. Excluding the restructuring charge of $29, margins improved reflecting lower telephone company fees in Belgium as ITT World Directories has begun to compete with the local telephone company. As more fully discussed in the Notes to Financial Statements, ITT Promedia, a subsidiary of ITT World Directories, is involved in a dispute with the Belgium Telephone Company ("Belgacom") challenging Belgacom's current published fee schedule as being unfair, unreasonable and discriminatory.

     ITT Educational achieved record results in its first year as a publicly traded company reflecting the benefit of four additional school openings, ongoing cost control measures and a continuing expansion of curricula and degree offerings. ITT Educational maintained its enrollment base (20,618 students at December 31, 1995 compared with 20,668 at December 31, 1994) despite a strong job market in 1995.

YEAR ENDED DECEMBER 31, 1994 COMPARED WITH DECEMBER 31, 1993

     Revenues of $4,760 in 1994 increased 14% over 1993 results, reflecting the contribution of 70.3% of Ciga, which was purchased in stages during the second half of the year, The Phoenician, the Crescent and The Park Grande Hotel, all acquired in 1994, along with improved results at Hotels in the North American and Asia-Pacific regions. The improvement was partially offset by the loss of revenues from the ITT World Directories United Kingdom unit disposed of in 1993. Revenues of Ciga and the other acquisitions totaled $271 in 1994. Excluding these acquisitions, revenues increased 3%. Average occupancy of owned, leased and managed hotels (excluding the newly acquired Ciga hotels) improved 3.8% to 72.9% in 1994.

     Salaries, benefits and other operating costs increased 11% in 1994 over 1993 levels, representing the costs of the acquired properties as well as smaller increases in the cost of services. Overall, salaries, benefits and other operating costs represented 81% of revenues in 1994, down from 83% in 1993 as high average rates and occupancy outpaced the increase in direct costs.

     Selling, general and administrative expenses include $118 in 1994 and $122 in 1993, representing overhead expenses related to the management and supervision of the entities comprising ITT before the Distribution. Of these amounts, $88 and $73 were charged in the respective years to affiliated companies and represented fees for advice and assistance provided by ITT in connection with cash management, legal, accounting, tax and insurance services. The fees for these services were based upon a general relations agreement with each affiliate. Excluding these overhead expenses and related service fee income, selling, general and administrative expenses increased approximately 12% due primarily to the overhead of the acquired companies and hotels.

     Operating income rose 106% in 1994, reflecting the aforementioned North American occupancy and rate improvement at Hotels, a full year of Gaming operations and benefits from cost reduction actions initiated in 1993 in all major business segments. Operating income in 1993 included restructuring provisions totaling $49 aimed at increasing the efficiency and productivity of overhead functions at the segment and regional headquarters locations. These provisions yielded the desired improvements as evidenced, in part, by the increased operating cash flow in 1994. In addition, the 1993 results included a $29 provision for the accelerated write-off of capitalized development expenses stemming from a reevaluation of future plans and projects. Depreciation and amortization rose 21% due primarily to the fixed asset additions made through acquisition and the goodwill amortization associated with the Ciga and The Phoenician acquisitions.

     Interest expense (before interest income of $16 in 1994 and $14 in 1993) increased to $147 compared with $47 in 1993, the result of additional debt required to fund the Desert Inn purchase in 1993 and the 1994 acquisitions discussed above. Average interest-bearing debt of $1.4 billion in 1994 compares with $0.4 billion in 1993. Interest-bearing debt represents external borrowings (averaging $0.4 billion in 1994 and $0.2 billion in 1993) and interest-bearing advances from ITT Industries, Inc. ($1.0 billion in 1994 and $0.2 billion in 1993).

     Miscellaneous income (expense), net reflects non-operating items of a non-recurring nature including gains and losses on the sale of investments. In 1994, miscellaneous expense of $17 primarily relates to the write-off of expenses incurred in connection with a terminated gaming project, partly offset by the gain on the public offering of 16.7% of ITT Educational. In 1993, miscellaneous income of $10 related primarily to the gain on the sale of an ITT World Directories unit.

     Income taxes of $58 in 1994 were provided on pretax income of $144 representing a 40% effective tax rate. Tax on repatriation of foreign earnings in addition to U.S. state and local income taxes raises ITT's effective tax rate above the U.S. statutory rate. The decrease from the 1993 53% effective tax rate results primarily from the absence of the 1993 tax cost associated with repatriating cash to the United States from ITT World Directories units in Portugal, Belgium and The Netherlands.

     Minority income in 1994 represents the effect of minority ownership in ITT World Directories and Ciga. In 1993, minority income related solely to ITT World Directories. Net income of $74 in 1994 improved 90% compared with $39 in 1993, the result of the factors discussed above.

     EBITDA increased a substantial 78% in 1994 to $396 from the $222 generated in 1993. Improved occupancy and rates in the Hotels segment (primarily in the North American region) and lower overhead costs coupled with the absence of 1993 restructuring provisions, which totaled $49, are the primary contributors to the improvement. Acquisitions made throughout 1994 impacted revenues to a much larger degree than EBITDA. EBITDA represented 8.3% of revenues in 1994 compared with 5.3% in 1993.

     Cash from operating activities, as defined by SFAS No. 95, increased to $230 in 1994 from $186 in 1993 for the reasons described above. The SFAS definition of cash from operating activities differs from EBITDA largely due to the inclusion of interest, income taxes and changes in working capital.

BUSINESS SEGMENTS

     Revenues, EBITDA and operating income (excluding the effect of corporate overhead, minority income and dispositions) for each of ITT's three major business segments were as follows:

         YEAR ENDED 1994                                                     YEAR ENDED 1993
---------------------------------                                   ---------------------------------
                        OPERATING                                                           OPERATING
REVENUES     EBITDA      INCOME                                     REVENUES     EBITDA      INCOME
--------     ------     ---------                                   --------     ------     ---------
 $3,700       $239        $ 152   .............Hotels.............   $3,160       $167         $87

     Properties in the Hotels segment are marketed under the ITT Sheraton brand name and include 209 properties (49%) which are owned, leased or managed under long-term agreements and 214 properties (51%) which are franchised at December 31, 1994. At year end 1993, 176 properties (43%) were owned, leased or managed and 230 properties (57%) were franchised. The shift in mix toward owned hotels, including the purchase of a controlling interest in Ciga in 1994, is indicative of ITT's focus on improving the standards of properties carrying the ITT Sheraton trade names and service marks. Hotels revenues increased in 1994 due to improved results in the North American and Asia-Pacific regions and the contribution of new acquisitions, namely Ciga, The Phoenician and The Park Grande. EBITDA improved a substantial 43% from 1993, partly as a result of acquisitions. Operating income in 1994 reflected, among other things, the improvements in the North American region and benefits from cost reductions. In 1993, operating income reflected the accelerated write-off of capitalized development expenses totaling $23, partly offset by an $11 gain on the sale of an investment in Bally's Las Vegas operations. Room rates of owned and leased properties (excluding the newly acquired Ciga hotels) averaged $110 in 1994, compared with $105 in 1993, while occupancy rates rose to 72.9% from 70.2% in the prior year.

     Hotels segment revenues are geographically diverse with 45% and 48% generated in North America in 1994 and 1993, respectively. New York, Boston and Miami are among the larger markets served.

         YEAR ENDED 1994                                                     YEAR ENDED 1993
---------------------------------                                   ---------------------------------
                        OPERATING                                                           OPERATING
REVENUES     EBITDA      INCOME                                     REVENUES     EBITDA      INCOME
--------     ------     ---------                                   --------     ------     ---------
  $227        $ 19         $ 9    .............Gaming.............    $ 24        $(3)        $ (9)

     The Sheraton Desert Inn is included in the Gaming segment for the full year in 1994 compared with two months in 1993. ITT Sheraton opened the Sheraton Casino in Tunica County, Mississippi in August 1994. Gaming contributed $19 to ITT's EBITDA in 1994, up $22 from $(3) in 1993, when ITT began its gaming efforts in the United States.

         YEAR ENDED 1994                                                     YEAR ENDED 1993
---------------------------------                                   ---------------------------------
                        OPERATING                                                           OPERATING
REVENUES     EBITDA      INCOME                                     REVENUES     EBITDA      INCOME
--------     ------     ---------                                   --------     ------     ---------
  $833        $181        $ 155   .......Information Services.......   $800       $178        $ 162

     Operating income fell at the Information Services segment in 1994 on modestly higher revenues, reflecting additional expenses of publishing in competitive markets and ITT World Directories' share of the costs of establishing a directory joint venture. Both revenues and income improved at ITT Educational.

LIQUIDITY AND CAPITAL RESOURCES

     The preceding discussion of the results of operations describes ITT over a period of significant transformation and growth. ITT has historically incurred debt at the parent level to a greater extent than at the operating level, particularly when funding major capital programs or acquisitions. On November 16, 1995, in preparation for the post-Distribution recapitalization, ITT issued $1.75 billion of notes and debentures ranging in maturity from 5 to 30 years and yielding a weighted average interest rate of 6.97%. The proceeds from this offering were used for the repayment of commercial paper. Effective with the Distribution, ITT entered into two revolving credit agreements with syndicate banks totaling $3 billion (five-year facility of $2 billion; 364-day facility of $1 billion). In addition, ITT maintains lesser credit lines at certain operating units. These commitments are used to assure working capital needs and to support commercial paper. As of December 31, 1995, $1,329 of commercial paper has been classified as long-term since ITT intends to renew or refinance these obligations through 1996 and future periods. The future liquidity of ITT will, to a large degree, depend upon the integration and performance of its recent acquisitions as well as the previously existing businesses of ITT. Additionally, income taxes have been assessed to ITT in accordance with a tax allocation agreement with Old ITT that generally requires the computation of income taxes as if ITT had been a stand-alone entity. In all years presented, credits for income taxes paid in foreign jurisdictions were fully utilizable in the United States in the Old ITT consolidated tax return, which may not be achieved in the future. To the extent foreign tax credits cannot be used to reduce the U.S. tax obligation, a higher effective income tax rate will be incurred.

     ITT generated EBITDA of $797 in 1995 compared with $396 in 1994, which was prior to the acquisitions of Caesars, MSG, Ciga and other significant hotels. Comparable pro forma EBITDA was $892 in 1995 compared with $604 in 1994, a 48% increase. These cash flows are expected to be sufficient to service indebtedness, satisfy tax obligations and cover maintenance capital expenditures and other liquidity needs. Additional liquidity needs would be funded through traditional debt or equity financings, asset sales or any combination thereof.

     Funds used in capital expenditures and acquisitions totaled $2.8 billion and $1.5 billion in 1995 and 1994, respectively, representing combined expenditures of $4.3 billion since January 1, 1994. Of this amount, the acquisition of Caesars ($1.7 billion), MSG ($0.6 billion), Ciga ($0.5 billion) and other significant hotel acquisitions ($0.7 billion) comprised 81%. A portion of these expenditures were financed through the sale by Old ITT of its ITT Financial assets. The balance was used for smaller acquisitions and to maintain ITT's facilities. The Corporation expects to pay $103.5 in connection with its proposed acquisition of WNYC-TV in partnership with Dow Jones. This transaction is expected to close in the first half of 1996.

EFFECT OF INFLATION

     The rate of inflation as measured by changes in the average consumer price index has not had a material effect on the revenues or operating results of ITT during the three most recent fiscal years.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Financial Statements and Schedule contained elsewhere herein.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.            DIRECTORS AND EXECUTIVE OFFICERS OF ITT

     The information called for by Item 10 with respect to directors is incorporated herein by reference to the definitive proxy statement involving the election of directors filed or to be filed by ITT with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

     The information called for by Item 10 with respect to executive officers is set forth above in Part I under the caption "Executive Officers of ITT."

ITEM 11.                     EXECUTIVE COMPENSATION

     The information called for by Item 11 is incorporated herein by reference to the definitive proxy statement referred to above in Item 10.

ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                             OWNERS AND MANAGEMENT

     The information called for by Item 12 is incorporated herein by reference to the definitive proxy statement referred to above in Item 10.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by Item 13 is incorporated herein by reference to the definitive proxy statement referred to above in Item 10.

                                    PART IV

ITEM 14.            EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                            AND REPORTS ON FORM 8-K

     (a) Documents filed as a part of this report:

          1. See Index to Financial Statements and Schedule appearing on page F-1 for a list of the financial statements and schedule filed as a part of this report.

          2. See Exhibit Index appearing on pages II-2 and II-3 for a list of the exhibits filed or incorporated herein as a part of this report.

     (b) On November 27, 1995, ITT filed a Current Report on Form 8-K which attached as exhibits the definitive form of ITT's 6 1/4% Notes Due November 15, 2000, 6 3/4% Notes Due November 15, 2005, 7 3/8% Debentures Due November 15, 2015 and 7 3/4% Debentures Due November 15, 2025 and an opinion of counsel as to the legality of such securities. On December 22, 1995, ITT filed a Current Report on Form 8-K to report that on December 19, 1995 the outstanding common stock of ITT was distributed to the shareholders of Old ITT of record on the close of business on such date and that, as part of such distribution, "ITT Destinations, Inc." changed its name to "ITT Corporation".

                         INDEX TO FINANCIAL STATEMENTS
                                  AND SCHEDULE

                                                                                       PAGE
                                                                                       ----
Report of Management.................................................................  F-2
Report of Independent Public Accountants.............................................  F-3
Consolidated Income for the three years ended December 31, 1995......................  F-4
Consolidated Balance Sheet as of December 31, 1995 and 1994..........................  F-5
Consolidated Cash Flow for the three years ended December 31, 1995...................  F-6
Consolidated Stockholders Equity for the three years ended December 31, 1995.........  F-7
Notes to Financial Statements........................................................  F-8
Quarterly Results for 1995 and 1994 (unaudited)......................................  F-19
Business Segment Information.........................................................  F-19
Geographical Information -- Total Segments...........................................  F-19
Valuation and Qualifying Accounts....................................................  S-1

                              REPORT OF MANAGEMENT

     The management of ITT Corporation is responsible for the preparation and integrity of the information in the financial statements and other sections of the Annual Report. The financial statements are prepared in accordance with generally accepted accounting principles and, where necessary, include amounts that are based on management's informed judgments and estimates. Other information in the Annual Report is consistent with the financial statements.

     ITT's financial statements are audited by Arthur Andersen LLP, independent public accountants, elected by the shareholders. Management has made ITT's financial records and related data available to Arthur Andersen LLP, and believes that the representations made to the independent public accountants are valid and complete.

     ITT's system of internal controls is a major element in management's responsibility to provide a fair presentation of the financial statements. The system includes both accounting controls and the internal auditing program, which are designed to provide reasonable assurance that ITT's assets are safeguarded, that transactions are properly recorded and executed in accordance with management's authorization, and that fraudulent financial reporting is prevented or detected.

     ITT's internal controls provide for the careful selection and training of personnel and for appropriate divisions of responsibility. The controls are documented in written codes of conduct, policies and procedures that are communicated to ITT's employees. Management continually monitors the system of internal controls for compliance. ITT's internal auditors independently assess the effectiveness of internal controls and make recommendations for improvement on a regular basis. The independent public accountants also evaluate internal controls and perform tests of procedures and accounting records to enable them to express their opinion on ITT's financial statements. They also make recommendations for improving internal controls, policies and practices. Management takes appropriate action in response to each recommendation from the internal auditors and the independent public accountants.

     The Audit Committee of the Board of Directors, composed of nonemployee directors, meets periodically with management and with the independent public accountants and internal auditors to evaluate the effectiveness of the work performed by them in discharging their respective responsibilities and to assure their independence and free access to the Committee.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE SHAREHOLDERS OF ITT CORPORATION:

     We have audited the accompanying consolidated balance sheet of ITT Corporation (a Nevada corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, cash flow and stockholders equity for each of the three years in the period ended December 31, 1995, as described in the accompanying Index to Financial Statements and Schedule. These financial statements and the schedule referred to below are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ITT Corporation and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the Index to Financial Statements and Schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                  Arthur Andersen LLP

New York, New York
January 24, 1996

                        ITT CORPORATION AND SUBSIDIARIES

                              CONSOLIDATED INCOME
                          IN MILLIONS EXCEPT PER SHARE

                                                                   YEARS ENDED DECEMBER 31,
                                                                 ----------------------------
                                                                  1995       1994       1993
                                                                 ------     ------     ------
Revenues.......................................................  $6,346     $4,760     $4,169
Costs and Expenses:
  Salaries, benefits and other operating.......................   4,747      3,837      3,451
  Selling, general and administrative, net of service fee
     income of $96, $88 and $73................................     775        499        467
  Depreciation and amortization................................     253        132        109
                                                                 ------     ------     ------
                                                                  5,775      4,468      4,027
                                                                 ------     ------     ------
                                                                    571        292        142
Interest expense (net of interest income of $54, $16 and
  $14).........................................................    (291)      (131)       (33)
Miscellaneous income (expense), net............................       2        (17)        10
                                                                 ------     ------     ------
                                                                    282        144        119
Income tax expense.............................................    (114)       (58)       (63)
Minority equity................................................     (21)       (12)       (17)
                                                                 ------     ------     ------
Net income.....................................................  $  147     $   74     $   39
                                                                 ======     ======     ======
Earnings per share (Pro Forma for 1994 and 1993 --
  See Notes to Financial Statements)...........................  $ 1.24     $ 0.63     $ 0.33
                                                                 ======     ======     ======
Weighted average common equivalent shares
  (Pro Forma for 1994 and 1993 -- See Notes to Financial
  Statements)..................................................     118        117        117
                                                                 ======     ======     ======

The accompanying notes to financial statements are an integral part of the above statement.

                        ITT CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                         IN MILLIONS EXCEPT FOR SHARES

                                                                             DECEMBER 31,
                                                                           -----------------
                                                                            1995       1994
                                                                           ------     ------
ASSETS
Current assets:
     Cash and cash equivalents...........................................  $  177     $  191
     Receivables, net....................................................     784        498
     Inventories.........................................................      86         59
     Prepaid expenses and other..........................................      96        217
                                                                           ------     ------
          Total current assets...........................................   1,143        965
Plant, property and equipment, net.......................................   3,979      2,882
Investments..............................................................   1,757        655
Goodwill, net............................................................   1,332        232
Long-term receivables, net...............................................     150        133
Other assets.............................................................     331        145
                                                                           ------     ------
                                                                           $8,692     $5,012
                                                                           ======     ======
LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
     Accounts payable....................................................  $  309     $   72
     Accrued expenses....................................................     695        426
     Notes payable and current maturities of long-term debt..............     265         31
     Other current liabilities...........................................     161         95
                                                                           ------     ------
          Total current liabilities......................................   1,430        624
Long-term debt...........................................................   3,575        600
Deferred income taxes....................................................     141         39
Other liabilities........................................................     350        192
Minority interest........................................................     260        204
                                                                           ------     ------
                                                                            5,756      1,659
                                                                           ------     ------
Stockholders Equity:
     Common stock: authorized 200,000,000 shares, no par or stated value,
      outstanding 117,196,370 shares.....................................   2,944         --
     Accumulated deficit.................................................      (8)        --
     Investments and advances from ITT Industries, Inc.(1)...............      --      3,353
                                                                           ------     ------
          Total stockholders equity......................................   2,936      3,353
                                                                           ------     ------
                                                                           $8,692     $5,012
                                                                           ======     ======

---------------

(1) Investments and Advances From ITT Industries, Inc. represents the means by which ITT was funded by Old ITT prior to the Distribution and consisted of both equity and interest bearing advances.

The accompanying notes to financial statements are an integral part of the above statement.

                        ITT CORPORATION AND SUBSIDIARIES

                             CONSOLIDATED CASH FLOW
                                  IN MILLIONS

                                                                  YEARS ENDED DECEMBER 31,
                                                                -----------------------------
                                                                 1995        1994       1993
                                                                -------     -------     -----
OPERATING ACTIVITIES
Net Income....................................................  $   147     $    74     $  39
Adjustments to net income:
  Depreciation and amortization...............................      253         132       109
  Provision for doubtful receivables..........................      132          69        26
  Equity income, net of dividends received....................       21          16        15
  Loss (gain) on divestments -- pretax........................        2          --       (19)
Changes in working capital:
  Accounts receivable.........................................     (219)        (92)        2
  Inventories.................................................       (4)         (5)       (7)
  Accounts payable............................................       59          (6)        9
  Accrued expenses............................................       77          29       117
Accrued and deferred taxes....................................       44          11       (52)
Other, net....................................................       (8)          2       (53)
                                                                -------     -------     -----
     Cash from operating activities...........................      504         230       186
                                                                -------     -------     -----
INVESTING ACTIVITIES
Additions to plant, property and equipment....................     (571)       (453)      (91)
Proceeds from divestments.....................................       10          18        41
Acquisitions, net of acquired cash of $164 in 1995............   (2,188)     (1,038)     (180)
Other, net....................................................      110           6       (99)
                                                                -------     -------     -----
     Cash used for investing activities.......................   (2,639)     (1,467)     (329)
                                                                -------     -------     -----
FINANCING ACTIVITIES
Short-term debt, net..........................................       94          13       (19)
Long-term debt issued.........................................    3,132         260        --
Long-term debt repaid.........................................     (121)       (124)      (18)
Change in investments and advances from ITT Industries,
  Inc.........................................................     (929)        457       428
Other, net....................................................      (55)        (11)      (45)
                                                                -------     -------     -----
     Cash from financing activities...........................    2,121         595       346
                                                                -------     -------     -----
EXCHANGE RATE EFFECT ON CASH AND CASH EQUIVALENTS.............       --          (1)       (5)
                                                                -------     -------     -----
(Decrease) increase in cash and cash equivalents..............      (14)       (643)      198
Cash and Cash Equivalents -- Beginning of Year................      191         834       636
                                                                -------     -------     -----
CASH AND CASH EQUIVALENTS -- END OF YEAR......................  $   177     $   191     $ 834
                                                                =======     =======     =====
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest......................................................  $   314     $   119     $  27
                                                                =======     =======     =====
Income taxes..................................................  $    55     $   117     $  19
                                                                =======     =======     =====

The accompanying notes to financial statements are an integral part of the above statement.

                        ITT CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STOCKHOLDERS EQUITY
                         IN MILLIONS EXCEPT FOR SHARES

                                           INVESTMENTS               COMMON STOCK
                                        AND ADVANCES FROM       ----------------------    ACCUMULATED
                                     ITT INDUSTRIES, INC.(1)      SHARES        AMOUNT      DEFICIT
                                     -----------------------    -----------     ------    -----------
Balance -- January 1, 1993..........         $ 2,313                     --     $   --        $--
Net Income..........................              39                     --         --         --
Transfers from ITT Industries,
  Inc...............................             431                     --         --         --
Translation of financial
  statements........................             (18)                    --         --         --
                                              ------            -----------     ------        ---
Balance -- December 31, 1993........           2,765                     --         --         --
Net Income..........................              74                     --         --         --
Transfers from ITT Industries,
  Inc...............................             549                     --         --         --
Translation of financial
  statements........................             (35)                    --         --         --
                                              ------            -----------     ------        ---
Balance -- December 31, 1994........           3,353                     --         --         --
Net Income..........................             155                     --         --         --
Transfers to ITT Industries, Inc.,
  net...............................            (539)                    --         --         --
Translation of financial
  statements........................             (25)                    --         --         --
Issuance of common stock in
  connection with the
  Distribution......................          (2,944)           117,196,370      2,944         --
                                              ------            -----------     ------        ---
Balance -- December 19, 1995........              --            117,196,370      2,944         --
Net Loss............................              --                     --         --         (8)
                                              ------            -----------     ------        ---
Balance -- December 31, 1995........         $    --            117,196,370     $2,944        $(8)
                                              ======            ===========     ======        ===

---------------
(1) Investments and Advances From ITT Industries, Inc. represents the means by which ITT was funded by Old ITT prior to the Distribution and consisted of both equity and interest bearing advances. As of December 19, 1995, ITT was recapitalized through issuances of its own debt and equity securities.

The accompanying notes to financial statements are an integral part of the above statement.

                        ITT CORPORATION AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS
             DOLLAR AMOUNTS ARE IN MILLIONS UNLESS OTHERWISE STATED

BASIS OF PRESENTATION

     ITT Corporation ("ITT") is the world's largest hotel and gaming company. ITT's principal lines of business are hotels, gaming and information services. The hotels segment is comprised of a worldwide hospitality network of over 400 full-service hotels serving three markets: luxury, upscale and mid-price. ITT's hotel operations are represented on every continent and in nearly every major world market. ITT's gaming operations are located in several key domestic jurisdictions. ITT also operates various hotel/casino ventures outside the United States. ITT's information services segment publishes telephone directories in many countries outside the United States and provides post-secondary career education in the United States.

     On December 19, 1995 (the "Distribution Date"), the former ITT Corporation ("Old ITT", which has been renamed ITT Industries, Inc.), distributed to its shareholders of record at the close of business on such date all of the outstanding shares of common stock of ITT, then a wholly owned subsidiary of Old ITT (the "Distribution"). In such distribution, holders of common stock of Old ITT received one share of ITT common stock for every one share of Old ITT common stock held. In connection with such distribution, ITT, which was then named "ITT Destinations, Inc.", changed its name to ITT Corporation.

     These financial statements present the financial position, results of operations and cash flows of ITT as if it were a separate entity for all periods presented. Old ITT's historical basis in the assets and liabilities of ITT has been carried over and all majority-owned subsidiaries have been consolidated. All material intercompany transactions and balances between ITT and its subsidiaries have been eliminated.

     ITT included many of the corporate functions of Old ITT and provided to Old ITT centralized systems for legal, accounting, tax, treasury and insurance services. ITT charged fees for these services to Old ITT and its affiliates (see "Transactions with Companies Affiliated with ITT Industries"). The net cost to ITT of providing these services, after allocation to Old ITT and its affiliates, is $34, $39 and $56 for 1995, 1994 and 1993, respectively. In the opinion of management, ITT's methods for allocating costs are believed to be reasonable. However, the net cost of these services to ITT are not necessarily indicative of the costs that would have been incurred if ITT had been operated as an unaffiliated entity. It is not practicable to estimate such costs on a stand-alone basis.

     For purposes of governing certain of the ongoing relationships between ITT and Old ITT after the Distribution and to provide for an orderly transition, ITT and Old ITT have entered into various agreements including a Distribution Agreement, Employee Benefits Services and Liability Agreement, Tax Allocation Agreement and Intellectual Property Transfer and License Agreements. ITT may be liable to or due reimbursement from Old ITT relating to the resolution of certain pre-Distribution matters under these agreements.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

ACCOUNTING POLICIES

     Revenue Recognition: Generally, revenues are recognized when the services have been rendered. The following is a description of the composition of revenues for each of ITT Corporation's business segments:

     Hotels Operations: At December 31, 1995 ITT operated 130 hotels under long-term management agreements. These agreements effectively convey to ITT the right to use the hotel properties in exchange for payments to the property owners which are based primarily on the hotels' profitability. Accordingly, ITT includes the operating results of hotel properties under long-term management agreements in its

                        ITT CORPORATION AND SUBSIDIARIES

             DOLLAR AMOUNTS ARE IN MILLIONS UNLESS OTHERWISE STATED

consolidated financial statements. Revenues related to these hotel properties were $2.7 billion, $2.6 billion and $2.4 billion for 1995, 1994 and 1993, respectively, and amounts provided for payments to the property owners for the use of the hotel properties were $.5 billion, $.5 billion and $.4 billion for 1995, 1994 and 1993, respectively.

     Gaming Operations: Casino revenues represent the net win from gaming wins and losses. Revenues exclude the retail value of rooms, food, beverage, entertainment and other promotional allowances provided on a complimentary basis to customers. The estimated retail value of these promotional allowances was $144, $17 and $-- for the years ended December 31, 1995, 1994 and 1993, respectively. The estimated cost of such promotional allowances was $99, $11 and $- for the years ended December 31, 1995, 1994 and 1993, respectively, and has been included in Costs and Expenses in the accompanying statement of Consolidated Income.

     Revenues and costs and expenses of the Gaming operations are comprised of the following for the years ended December 31, 1995, 1994 and 1993:

                                                                           YEAR ENDED DECEMBER 31,
                                                 ----------------------------------------------------------------------------
                                                          1995                       1994                       1993
                                                 ----------------------     ----------------------     ----------------------
                                                              COSTS AND                  COSTS AND                  COSTS AND
                                                 REVENUES     EXPENSES      REVENUES     EXPENSES      REVENUES     EXPENSES
                                                 --------     ---------     --------     ---------     --------     ---------
Gaming.........................................   $1,068       $   535        $165         $  75         $ 15         $  12
Rooms..........................................      101            31          28            12            4             2
Food and beverage..............................      108            93          22            23            3             3
Other operations...............................       93           105          12            13            2             6
Selling, general and administrative............       --           191          --            37           --             3
Depreciation and amortization..................       --            92          --            10           --             6
Provision for doubtful accounts................       --           114          --            48           --             1
                                                  ------        ------        ----          ----          ---           ---
        Total..................................   $1,370       $ 1,161        $227         $ 218         $ 24         $  33
                                                  ======        ======        ====          ====          ===           ===

     Information Services Operations: Revenues for the Directories unit of Information Services are comprised of the total value of advertising contracts sold by ITT. Costs and expenses include remuneration and franchise fees paid to telephone authorities in places where ITT operates as a publisher of directories or operates as an agent.

     Tuition revenue at ITT Educational Services is recorded on a straight-line basis over the length of the applicable course. If a student discontinues training, the revenue related to the remainder of that quarter is recorded with the amount of refund resulting from the application of federal, state, or accreditation requirements recorded as an expense.

     Cash and Cash Equivalents: ITT considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     Inventories: Inventories, comprised principally of hotel and gaming supplies, are generally valued at the lower of cost (first-in, first-out) or market and potential losses from obsolete and slow-moving inventories are provided for in the current period.

     Plant, Property and Equipment: Plant, property and equipment, including capitalized interest applicable to major project expenditures, are recorded at cost. ITT normally claims the maximum depreciation deduction allowable for tax purposes. In general, for financial reporting purposes, depreciation is provided on a straight-line basis over the useful economic lives of the assets involved as follows: Buildings and improvements -- primarily 15 to 40 years, Machinery and equipment -- 2 to 10 years, and Other -- 5 to 40 years. Gains or losses on sale or retirement of assets are included in income.

     Derivative Financial Instruments: ITT uses derivative financial instruments from time to time, including foreign currency forward contracts and/or swaps, as a means of hedging exposure to foreign

                        ITT CORPORATION AND SUBSIDIARIES

             DOLLAR AMOUNTS ARE IN MILLIONS UNLESS OTHERWISE STATED

currency risks. ITT is an end-user and does not utilize these instruments for speculative purposes. ITT has strict policies regarding financial stability and credit standing of its major counterparties.

     Forward exchange contracts and foreign currency swaps are accounted for in accordance with SFAS No. 52. Changes in the spot rate of instruments designated as hedges of the net investment in a foreign subsidiary are reflected in Stockholders Equity.

     Foreign Currency: Balance sheet accounts are translated at the exchange rates in effect at each year end and income and expense accounts are translated at the average rates of exchange prevailing during the year. The national currencies of foreign operations are generally the functional currencies. Gains and (losses) from foreign currency transactions are reported currently in costs and expenses and were insignificant for all periods presented.

     Income Tax: Prior to the Distribution, ITT and its subsidiaries were included in the consolidated U.S. Federal tax return of Old ITT and remitted to (received from) Old ITT an income tax provision (benefit) computed in accordance with a tax sharing arrangement. This arrangement generally required that ITT determine its tax provision (benefit) as if it were filing a separate U.S. Federal income tax return. However, the agreement allowed ITT to record benefits of certain tax attributes, primarily foreign tax credits, utilizable on the Old ITT consolidated tax return, which may not have been available on a separate company basis.

     Subsidiary Stock Issuance: ITT recognizes gains (losses) on sales of subsidiary stock. For the year ended December 31, 1994, Miscellaneous income (expense), net includes a gain of $10, pretax, from the sale for 16.7% of the common stock of ITT Educational Services, Inc.

     Goodwill: The excess of cost over the fair value of net assets acquired is amortized on a straight-line basis over 40 years. Accumulated amortization was $38, $6 and $3 at December 31, 1995, 1994 and 1993, respectively. ITT continually reviews goodwill to assess recoverability from future operations using undiscounted cash flows. Impairments would be recognized in operating results if a permanent diminution in value is deemed to have occurred.

     Earnings Per Share: Earnings per share through the Distribution Date were computed based upon the number of ITT common shares that were outstanding on the Distribution Date. Earnings per share from the Distribution Date through December 31, 1995 were determined based upon the weighted average of common and common equivalent shares outstanding during the period. For purposes of this calculation, common equivalent shares were assumed to have been outstanding from the beginning of 1995.

     Reclassifications: Certain amounts in the prior years' financial statements have been reclassified to conform to the current year presentation.

TRANSACTIONS WITH COMPANIES AFFILIATED WITH ITT INDUSTRIES, INC.

     ITT included many of the corporate functions of Old ITT and provided Old ITT and other affiliates certain centralized systems (see "Basis of Presentation"). ITT received fees for such services which ranged between 0.5% and 1% of net sales of the affiliate. Service fee income is recorded in costs and expenses as earned.

     Interest expense was charged to ITT on the portion of its Investments and Advances from ITT Industries, Inc. which was deemed debt. Interest expense was charged at 8% and totaled $232, $86 and $13 for the years 1995, 1994 and 1993, respectively.

     ITT was one of the several affiliates participating in the ITT Salaried Retirement Plan as well as health care and life insurance programs for salaried employees and retirees sponsored by Old ITT through the time of the Distribution (see "Employee Benefit Plans").

                        ITT CORPORATION AND SUBSIDIARIES

             DOLLAR AMOUNTS ARE IN MILLIONS UNLESS OTHERWISE STATED

ACQUISITIONS

     On January 30, 1995, ITT completed a cash tender offer for the outstanding shares of Caesars World, Inc. ("Caesars") for approximately $1.76 billion (including expenses directly attributable to the acquisition of approximately $10). The acquisition was accounted for using the purchase method. Accordingly, the purchase price was allocated to assets based on their estimated fair values. The purchase price, including assumed liabilities of $450, exceeded the fair value of assets acquired by approximately $1.1 billion. Caesars results of operations are included in Consolidated Income from the date of acquisition.

     On March 10, 1995, ITT, in a joint venture with Rainbow Programming Holdings, Inc., a subsidiary of Cablevision Systems Corporation, completed the acquisition of the businesses comprising Madison Square Garden ("MSG") for approximately $1 billion. The acquisition was funded by equity contributions from the venture partners of approximately $720 and the remainder was financed through bank debt. ITT's initial investment ($610) is reported using the equity method as ITT's venture partner is expected to increase its equity investment to 50%. ITT's share of the results of MSG are included in Consolidated Income from the date of acquisition.

     During 1994, ITT completed several acquisitions in its Hotel operations. The acquisitions were accounted for using the purchase method. The purchase price of each acquisition was allocated to assets based on their estimated fair values. The aggregate purchase price, including assumed liabilities of $400, exceeded the fair value of assets acquired by approximately $200. The results of operations of these acquisitions are included in Consolidated Income from the dates of their respective acquisitions.

     The following unaudited pro forma summary presents information as if the acquisitions had occurred at the beginning of the respective periods:

                                                                                       YEAR ENDED DECEMBER
                                                                                               31,
                                                                                      ---------------------
                                                                                       1995           1994
                                                                                      ------         ------
        Net revenues................................................................  $6,428         $5,961
        Net income..................................................................  $  132         $    8
                                                                                      ======         ======
        Earnings per share..........................................................  $ 1.11         $ 0.07
                                                                                      ======         ======

     The pro forma information is not necessarily indicative of the results that would have occurred had the acquisitions taken place at the beginning of the respective periods.

RECEIVABLES

     Current receivables of $784 and $498 at December 31, 1995 and 1994, including current maturities of notes receivable, are reported net of allowances for doubtful accounts of $106 and $55.

     Long-term receivables of $150 and $133 at December 31, 1995 and 1994, are net of allowances for doubtful accounts of $98 and $78, exclude current maturities of $21 and $126 and approximate fair value.

                        ITT CORPORATION AND SUBSIDIARIES

             DOLLAR AMOUNTS ARE IN MILLIONS UNLESS OTHERWISE STATED

PLANT, PROPERTY AND EQUIPMENT

     Plant, property and equipment consisted of the following:

                                                                                                  DECEMBER 31,
                                                                                              ---------------------
                                                                                               1995           1994
                                                                                              ------         ------
Land and improvements.......................................................................  $1,178         $  598
Buildings and improvements..................................................................   2,311          2,095
Machinery, furniture, fixtures and equipment................................................     789            505
Construction work in process................................................................     250              1
Other.......................................................................................      97            164
                                                                                              ------         ------
                                                                                               4,625          3,363
Less: Accumulated depreciation and amortization.............................................    (646)          (481)
                                                                                              ------         ------
                                                                                              $3,979         $2,882
                                                                                              ======         ======

INVESTMENTS

     Investments consisted of the following:

                                                                                                  DECEMBER 31,
                                                                                              ---------------------
                                                                                               1995           1994
                                                                                              ------         ------
Equity in Madison Square Garden.............................................................  $  607         $   --
Equity in and advances to other 20-50% owned companies......................................     261            164
Alcatel Alsthom at cost.....................................................................     834            426
Other investments at cost...................................................................      55             65
                                                                                              ------         ------
                                                                                              $1,757         $  655
                                                                                              ======         ======

     Equity in earnings (losses) of unconsolidated subsidiaries accounted for on the equity basis was $1, $ -- and $(5) in 1995, 1994 and 1993, respectively. At December 31, 1995 and 1994, the market value of the Alcatel Alsthom stock, which is restricted through 1997, was approximately $826 and $410, respectively, based on the quoted market prices. Dividend income from Alcatel Alsthom was $29 in 1995.

RESTRUCTURING

     ITT recorded an $80 pretax charge in the 1995 third quarter to restructure and rationalize headquarter operations and provide for the planned disposal of non-core assets. These charges related to operations in the Hotels ($51 pretax) and Information Services ($29 pretax) business segments.

     Of the total pretax charges, approximately $28 represents severance and other related employee termination costs associated with the elimination of nearly 275 positions worldwide. The employee groups affected included field sales personnel as well as headquarters and divisional managerial and administrative staff from a number of disciplines, primarily finance/accounting, human resources, information technology, operations, purchasing and corporate development. Of the 275 positions eliminated, approximately 130 employees have been terminated at a cost of approximately $11 as of December 31, 1995. It is expected that the majority of the severance costs will be paid by the end of 1996.

     The balance of the restructuring charges ($52 pretax) relate primarily to asset write-offs, lease commitments and termination penalties and reserve actions in connection with the planned disposal of non-core assets and reduced facilities utilization. At December 31, 1995, approximately $32 of costs for the aforementioned items have been charged against this reserve. The balance of the reserve is expected to be utilized by the end of 1997.

                        ITT CORPORATION AND SUBSIDIARIES

             DOLLAR AMOUNTS ARE IN MILLIONS UNLESS OTHERWISE STATED

INCOME TAX

     Income tax data is as follows:

                                                                                         1995       1994       1993
                                                                                         ----       ----       ----
Pretax income (loss)
        U.S..........................................................................    $ 64       $(23)      $(34)
        Foreign......................................................................     218        167        153
                                                                                         ----       ----       ----
                                                                                         $282       $144       $119
                                                                                         ====       ====       ====
Provision (benefit) for income tax*
    Current
        U.S. Federal.................................................................    $(27)      $ 36       $(80)
        State and local..............................................................      13          6          6
        Foreign......................................................................      99         73         85
                                                                                         ----       ----       ----
                                                                                           85        115         11
                                                                                         ----       ----       ----
Deferred
        U.S. Federal.................................................................      33        (54)        73
        Foreign and other............................................................      (4)        (3)       (21)
                                                                                         ----       ----       ----
                                                                                           29        (57)        52
                                                                                         ----       ----       ----
                                                                                         $114       $ 58       $ 63
                                                                                         ====       ====       ====

---------------
* The provision (benefit) for income taxes has been computed in accordance with a tax sharing agreement between ITT and ITT Industries, Inc. that generally requires that such provision (benefit) be computed as if the enterprise were a stand-alone entity. The primary exception to the stand-alone computation relates to the utilization of foreign tax credits. The agreement allows for the realization of such credits since they have been utilized by ITT Industries, Inc. in the consolidated tax return.

     No provision was made for U.S. taxes payable on undistributed foreign earnings amounting to approximately $211 since these amounts are permanently reinvested.

     Deferred income taxes represent the tax effect of the differences between the book and tax bases of assets and liabilities. The December 31, 1995 and 1994 Consolidated Balance Sheets include net U.S. Federal deferred tax liabilities of $113 and $10, and net foreign and other deferred tax liabilities of $28 and $29, respectively.

     Deferred tax assets (liabilities) include the following:

                                                                               1995                          1994
                                                                      -----------------------       -----------------------
                                                                       U.S.          FOREIGN         U.S.          FOREIGN
                                                                      FEDERAL        & OTHER        FEDERAL        & OTHER
                                                                      -------       ---------       -------       ---------
Employee benefits.................................................     $  33          $  --          $  49          $  --
Reserve for bad debts.............................................        45             --             11             --
Plant, property and equipment.....................................      (183)           (14)           (66)           (11)
Other.............................................................        (8)           (14)            (4)           (18)
                                                                       -----           ----           ----
                                                                       $(113)         $ (28)         $ (10)         $ (29)
                                                                       =====           ====           ====

                        ITT CORPORATION AND SUBSIDIARIES

             DOLLAR AMOUNTS ARE IN MILLIONS UNLESS OTHERWISE STATED

     A reconciliation of the tax provision at the U.S. statutory rate to the provision for income tax as reported is as follows:

                                                                                       1995         1994         1993
                                                                                       ----         ----         ----
Tax provision at U.S. statutory rate...............................................    $ 99         $50          $42
Tax on repatriation of foreign earnings............................................     (16)          3           22
Non-deductible goodwill............................................................       9          --           --
Foreign tax rate differential......................................................      12          (1 )         (1 )
U.S. state and local income taxes..................................................       9           4            4
Other..............................................................................       1           2           (4 )
                                                                                       ----         ---          ---
Provision for income tax...........................................................    $114         $58          $63
                                                                                       ====         ===          ===

DEBT

     Debt consisted of the following:

                                                                                           DECEMBER 31,
                                                                                        -------------------
                                                                                         1995          1994
                                                                                        ------         ----
        Bank loans and other short-term.............................................    $  252         $ 28
        Long-term...................................................................     3,588          603
                                                                                        ------         ----
                                                                                        $3,840         $631
                                                                                        ======         ====

     The weighted average interest rate for bank loans and other short-term borrowings was 10.11% at December 31, 1995 and 8.26% at December 31, 1994 and their fair values approximated carrying value. The estimated fair value of long-term debt at December 31, 1995 and 1994 is $3,637 and $605, based on discounted cash flows using ITT's incremental borrowing rates for similar arrangements.

     ITT maintains lines of credit under which bank loans and other short-term debt are drawn. In November 1995, ITT entered into two major revolving credit facilities, effective December 19, 1995, with syndicate banks totaling $3.0 billion (five-year facility of $2.0 billion; 364-day facility of $1.0 billion). In addition, smaller credit lines are maintained by ITT's foreign subsidiaries. As of December 31, 1995, ITT had unused credit lines of approximately $3.0 billion, 45% of which supports outstanding commercial paper. As of December 31, 1995, $1,329 of commercial paper has been classified as long-term since ITT intends to renew or refinance these obligations through 1996 and future periods.

     Long-term debt consisted of the following at December 31:

                                        Description                                      1995          1994
        ----------------------------------------------------------------------------    ------         ----
        Commercial paper (5.94% weighted average rate)..............................    $1,329         $ --
        6.25% notes due 2000........................................................       698           --
        6.75% notes due 2005........................................................       449           --
        7.375% debentures due 2015..................................................       448           --
        7.75% debentures due 2025...................................................       148           --
        8.875% senior subordinated notes due 2002...................................       150           --
        5.9%-10.1% domestic mortgage loans due 1998-2001............................       151          149
        6.2%-14.4% foreign loans due 1996-2009......................................       204          448
        Other.......................................................................        11            6
                                                                                        ------         ----
        Total.......................................................................     3,588          603
        Less current maturities.....................................................        13            3
                                                                                        ------         ----
                                                                                        $3,575..       $600
                                                                                        ======         ====

     The aggregate maturities of long-term debt, excluding debt discount of $7, are $13 in 1996, $89 in 1997, $40 in 1998, $10 in 1999, $2,054 in 2000, and
$1,389 thereafter. Assets pledged to secure indebtedness (including mortgage loans) amounted to $330 as of December 31, 1995.

                        ITT CORPORATION AND SUBSIDIARIES

             DOLLAR AMOUNTS ARE IN MILLIONS UNLESS OTHERWISE STATED

EMPLOYEE BENEFIT PLANS

     Pension Plans -- ITT and its subsidiaries sponsor numerous pension plans. The plans are funded with trustees, except in some countries outside the U.S. where funding is not required. The plans' assets are comprised of a broad range of domestic and foreign equity securities, fixed income investments and real estate. Prior to the Distribution, certain employees of ITT participated in the ITT Salaried Retirement Plan sponsored by Old ITT. Subsequent to the Distribution, those employees became participants of ITT plans.

     Total pension expenses were:

                                                                                     1995       1994       1993
                                                                                     ----       ----       ----
    Defined Benefit Plans
        Service cost.............................................................    $ 19       $ 14       $ 11
        Interest cost............................................................      19         16         15
        Return on assets.........................................................     (35)        (1)       (27)
        Net amortization and deferral............................................      17        (14)        13
                                                                                     ----       ----       ----
        Net periodic pension cost................................................      20         15         12
    Other Pension Cost
        Allocated cost of ITT
            Salaried Retirement Plan.............................................       3          4          3
        Defined contribution (savings) plans.....................................       5          5          5
        Other....................................................................       6          3          3
                                                                                     ----       ----       ----
                Total Pension Expense............................................    $ 34       $ 27       $ 23
                                                                                     ====       ====       ====

     U.S. pension expenses included in the net periodic pension costs in the table above were $10, $10 and $8 for 1995, 1994 and 1993, respectively.

     The following table sets forth the funded status of ITT's pension plans, amounts recognized in ITT's Consolidated Balance Sheet at December 31, 1995 and 1994, and the principal weighted average assumptions inherent in their determination:

                                                                                      DECEMBER 31,
                                                                      ---------------------------------------------
                                                                              1995                     1994
                                                                      --------------------     --------------------
                                                                      DOMESTIC     FOREIGN     DOMESTIC     FOREIGN
                                                                      --------     -------     --------     -------
Actuarial present value of benefit obligations --
  Vested benefit obligation.........................................   $  169       $  83       $  101       $  43
  Accumulated benefit obligation....................................   $  189       $  88       $  112       $  48
                                                                         ====        ====         ====        ====
Projected benefit obligation........................................   $  257       $ 109       $  141       $  65
Plan assets at fair value...........................................      168          82          133          64
                                                                         ----        ----         ----        ----
Projected benefit obligation (in excess of) plan assets.............      (89)        (27)          (8)         (1)
Unrecognized net (gain)/loss........................................       59          (2)           8          (1)
Unrecognized net obligation/(asset).................................       (2)          4           (3)          4
                                                                         ----        ----         ----        ----
Pension asset (liability) recognized in the consolidated balance
  sheet.............................................................   $  (32)      $ (25)      $   (3)      $   2
                                                                         ====        ====         ====        ====
Discount rate.......................................................     7.50%       7.08%        8.50%       7.38%
Rate of return on invested assets...................................     9.75%       7.51%        9.75%       7.69%
Salary increase assumption..........................................     6.00%       5.42%        6.10%       5.38%
                                                                         ====        ====         ====        ====

     For substantially all domestic and foreign plans, the total of assets and recorded liabilities exceed accumulated benefits.

     Investment and Savings Plan -- Employees of ITT have participated in ITT Industries' Investment and Savings Plans. ITT contributions to the plan are determined annually and are based, in part, on contributions of participating employees. The cost of this plan charged to ITT was $5 in 1995, 1994 and 1993. As part of the Distribution, ITT has established a similar plan. Subsequent to December 31, 1995,

                        ITT CORPORATION AND SUBSIDIARIES

             DOLLAR AMOUNTS ARE IN MILLIONS UNLESS OTHERWISE STATED

ITT employees' balances in the ITT Industries, Inc. plan were transferred to the newly established ITT plan.

     Postretirement Health and Life -- ITT and its subsidiaries provide health care and life insurance benefits for certain eligible retired employees. ITT has prefunded a portion of the health care and life insurance obligations through trust funds where such prefunding can be accomplished on a tax effective basis. Postretirement health care and life insurance benefits expense was comprised of the following:

                                                                                             1995     1994     1993
                                                                                             ----     ----     ----
Service cost...............................................................................  $ 1      $ 1      $ 1
Interest cost..............................................................................    2        1        1
Return on assets...........................................................................   (2 )     --       --
Net amortization and deferral..............................................................   --       (1 )     (1 )
                                                                                             ---      ---      ---
        Net periodic expense...............................................................  $ 1      $ 1      $ 1
                                                                                             ===      ===      ===

     The following table sets forth the funded status of the postretirement benefit plans other than pensions, amounts recognized in ITT's Consolidated Balance Sheet at December 31, 1995 and 1994 and the principal weighted average assumptions inherent in their determination:

                                                                                                 1995        1994
                                                                                                 -----       -----
Accumulated postretirement benefit obligation..................................................  $  26       $  18
Plan assets at fair value......................................................................     10           7
                                                                                                 -----       -----
Accumulated postretirement benefit obligation (in excess of) plan assets.......................    (16)        (11)
Unrecognized net (gain)........................................................................     (2)         (4)
Unrecognized past service liability............................................................     (4)         (5)
                                                                                                 -----       -----
Liability recognized in the consolidated balance sheet.........................................  $ (22)      $ (20)
                                                                                                 =====       =====
Discount rate..................................................................................   7.50%       8.50%
Rate of return on invested assets..............................................................   9.75%       9.75%
Ultimate health care trend rate................................................................   6.00%       6.00%
                                                                                                 =====       =====

     The assumed rate of future increases in the per capita cost of health care (the health care trend rate) was 10% for 1995, decreasing ratably to 6% in the year 2001. Increasing the table of health care trend rates by 1% per year would have the effect of increasing the accumulated postretirement benefit obligation by $1 and the annual expense by $--. To the extent that the actual experience differs from the inherent assumptions, the effect will be amortized over the average future service of the covered active employees.

LEASES AND RENTALS

     As of December 31, 1995, minimum rental commitments under operating leases were $62, $56, $52, $46 and $42 for 1996, 1997, 1998, 1999 and 2000,
respectively. For the remaining years, such commitments amounted to $312, aggregating total minimum lease payments of $570. Rental expenses for operating leases were $77, $76 and $83 for 1995, 1994 and 1993, respectively.

CAPITAL STOCK

     ITT is authorized to issue 50 million shares of preferred stock, none of which was outstanding at December 31, 1995.

     In connection with the Distribution, ITT issued one Series A Participating Cumulative Preferred Stock Purchase Right (the "Right") for each share of ITT common stock outstanding. Additionally, Rights will be issued in respect of common stock subsequently issued until the Rights Distribution Date, as defined, and, in certain circumstances, with respect to common stock issued after the Rights Distribution Date. In the event a person or group has acquired, or has obtained the right to acquire, beneficial ownership of

                        ITT CORPORATION AND SUBSIDIARIES

             DOLLAR AMOUNTS ARE IN MILLIONS UNLESS OTHERWISE STATED

more than 15% of the outstanding shares of common stock or certain specified tender offers occur for more than 15% of the common stock, or in the event ITT is acquired in a merger or other business combination or certain other specified events occur, the Right entitles each holder, subject to certain exceptions, to purchase the number of 1/1,000ths of a share of Series A Participating Cumulative Preferred Stock of ITT equivalent to the number of shares of ITT common stock or common stock of the surviving corporation or other specified entity, as applicable, which have a market value of twice the specified Purchase Price at the relevant date. The Rights, which do not have voting rights, expire on the tenth anniversary of the related rights agreement and are redeemable by ITT at any time at a price of $.01 per Right.

STOCK INCENTIVE PLAN

     Concurrent with the Distribution, the Company adopted the 1995 ITT Corporation Incentive Stock Plan (the "Plan") for key employees. Awards may be made under the Plan through the year 2005. The Plan provides for the granting of nonqualified or incentive stock options, stock appreciation rights payable in stock or cash, performance shares, restricted stock or any combination of the foregoing.

     In connection with the Distribution, ITT granted substitute stock options to acquire 6,276,596 of the Company's common shares. These substitute options replaced 2,627,591 options which were outstanding prior to the Distribution. At December 31, 1995, all of these options were outstanding and 3,414,809 were exercisable. These substitute options were granted at exercise prices ranging from $18.00 to $45.53 per share and maintain the same economic value, vesting, expiration dates and other restrictions, terms and conditions which existed under Old ITT Incentive Plans prior to the Distribution. In addition to the stock options noted above, ITT granted 127,401 substitute shares of restricted stock. These substitute shares replaced 53,334 restricted shares which were outstanding prior to the Distribution. These shares vest at various dates through January 1, 2001. None of these shares were vested at December 31, 1995.

     Under the Plan the total number of shares available with respect to which awards may be made shall not exceed 1.5% of the issued and outstanding shares (including treasury shares) on the last day of each year, plus unused portions of such limit carried over from prior years. No more than 5,000,000 shares may be available for incentive stock options and no more than 20% of the total may be available for awards of restricted stock or performance shares under the Plan. During 1996, approximately 1,758,000 shares are available for grant in accordance with the Plan's allotment formula. The Plan limits the award of stock options to any one person to no more than 10% of the annual limit of available shares that year.

DERIVATIVE FINANCIAL INSTRUMENTS

     ITT has entered into two foreign currency swaps with a major financial institution to hedge exchange rate exposure on ITT's net investment in a foreign country. The contractual amounts of these foreign currency swaps at December 31, 1995 and 1994 totaled $250 and mature in 1997. The entire amount hedges dollars against French francs. The unrealized loss at December 31, 1995 was $36 and the estimated fair value was a loss of $31. At December 31, 1994, there was no significant gain or loss on these contracts and the estimated fair value approximated the recorded amounts. The estimated fair value is the present value of the change in cash flows that would result from the agreements being replaced at the year-end market rate for the remaining term of the agreements.

COMMITMENTS AND CONTINGENCIES

     In 1994, at the expiration of its contract with the Belgium Telephone Company ("Belgacom"), ITT Promedia decided to continue publishing its directories in competition with a newly created Belgacom Directory Services. A Belgian Royal Decree was issued in July 1994, which required Belgacom to provide subscriber data information at fair, reasonable and nondiscriminatory tariffs. ITT Promedia has challenged

                        ITT CORPORATION AND SUBSIDIARIES

             DOLLAR AMOUNTS ARE IN MILLIONS UNLESS OTHERWISE STATED

Belgacom's current fee schedule as being unfair, unreasonable and discriminatory in both the European Commission and in the Commercial Court of Brussels. ITT Promedia has accrued a fee to Belgacom which it believes is adequate considering the issues involved. Hearings in the European Commission and the Court are scheduled for April 1996 with decisions expected by the end of 1996.

     ITT and its subsidiaries are involved in various other legal matters, some of which include claims for substantial sums. Reserves have been established when the outcome is probable and can be reasonably estimated. While the ultimate result of claims and litigation cannot be determined, ITT does not expect that the resolution of all legal matters will have a material adverse effect on its consolidated results of operations, financial position or cash flow.

     ITT has guaranteed certain loans and commitments of various ventures to which it is a party. These commitments, which in the aggregate were approximately $290 at December 31, 1995, are not expected to have a material adverse effect on ITT's consolidated financial position or results of operations.

                        ITT CORORATION AND SUBSIDIARIES

                      QUARTERLY RESULTS FOR 1995 AND 1994
                          IN MILLIONS EXCEPT PER SHARE
                                   UNAUDITED

                                                                                 THREE MONTHS ENDED
                                                                    --------------------------------------------
                                                                    MAR. 31     JUNE 30     SEPT. 30     DEC. 31      YEAR
                                                                    -------     -------     --------     -------     ------
1995
Revenues..........................................................  $ 1,285     $ 1,697      $1,647      $ 1,717     $6,346
Costs and Expenses................................................  $ 1,219     $ 1,498      $1,510      $ 1,548     $5,775
Net Income........................................................  $     7     $    46      $   50      $    44     $  147
Earnings Per Share (Pro Forma through September 30)...............  $   .06     $   .39      $  .42      $   .37     $ 1.24
1994
Revenues..........................................................  $   876     $ 1,240      $1,108      $ 1,536     $4,760
Costs and Expenses................................................  $   848     $ 1,140      $1,046      $ 1,434     $4,468
Net Income........................................................  $     8     $    29      $   22      $    15     $   74
Pro Forma Earnings Per Share......................................  $   .07     $   .24      $  .19      $   .13     $  .63

                          BUSINESS SEGMENT INFORMATION
                                  IN MILLIONS

                                         IDENTIFIABLE ASSETS          GROSS PLANT ADDITIONS           DEPRECIATION
                                     ----------------------------     ----------------------     ----------------------
                                      1995       1994       1993      1995     1994     1993     1995     1994     1993
                                     ------     ------     ------     ----     ----     ----     ----     ----     ----
Hotels.............................  $3,685     $3,484     $1,754     $380     $328     $62      $102     $70      $56
Gaming.............................   2,730        345        217      173      108       9        59       6        1
Information Services...............     448        378        371       15       14      15        16      15       14
Dispositions and Other.............      --        (17)         7       --       --      --        --      --       --
                                     ------     ------     ------     ----     ----     ---      ----     ---      ---
Total Segments.....................   6,863      4,190      2,349      568      450      86       177      91       71
Other..............................   1,829        822      1,442        3        4       4         8       8        8
                                     ------     ------     ------     ----     ----     ---      ----     ---      ---
                                     $8,692     $5,012     $3,791     $571     $454     $90      $185     $99      $79
                                     ======     ======     ======     ====     ====     ===      ====     ===      ===

     HOTELS: Operates a worldwide network of hotels and resorts under the Sheraton name, including the hotels and resorts in the ITT Sheraton Luxury Collection.

     GAMING: Includes the casino operations of ITT Sheraton Gaming Corporation and effective January 31, 1995, includes the newly acquired operations of Caesars. Caesars owns and operates three hotel/casinos in Las Vegas and Stateline, Nevada, and in Atlantic City, New Jersey. In conjunction with two other partners, Caesars manages a casino owned by the Ontario government in Windsor, Canada.

     INFORMATION SERVICES: Engages in the publication of telephone directories, including classified directory services for telephone subscribers in numerous countries outside the United States, as well as in Puerto Rico and the U.S. Virgin Islands, and in providing post-secondary career education in the U.S.

     "Dispositions and Other" includes the operating results of units sold and includes World Directories' U.K. and Turkey operations.

     "Other" includes non-operating income, corporate expenses and minority equity. Intercompany revenues, which are priced on an arm's-length basis, are not material.

                   GEOGRAPHICAL INFORMATION -- TOTAL SEGMENTS
                                  IN MILLIONS

                                          REVENUES                  OPERATING INCOME            IDENTIFIABLE ASSETS
                                ----------------------------     ----------------------     ----------------------------
                                 1995       1994       1993      1995     1994     1993      1995       1994       1993
                                ------     ------     ------     ----     ----     ----     ------     ------     ------
U.S...........................  $3,393     $2,139     $1,723     $245     $ 75     $ 21     $4,345     $2,249     $1,694
Western Europe................   1,385      1,203      1,154      194      135      157      1,811      1,311        353
Canada and Other..............   1,568      1,418      1,292      138      107       70        707        630        302
                                ------     ------     ------     ----     ----     ----     ------     ------     ------
Total Segments................  $6,346     $4,760     $4,169     $577     $317     $248     $6,863     $4,190     $2,349
                                ======     ======     ======     ====     ====     ====     ======     ======     ======

                                                                     SCHEDULE II

                        ITT CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                                  IN MILLIONS

                                                                   ADDITIONS (DEDUCTIONS)
                                                        ---------------------------------------------
                                                         CHARGED TO                      WRITE-OFFS/
                                           BALANCE        COSTS AND      TRANSLATION      PAYMENTS/          BALANCE
             DESCRIPTION                  JANUARY 1       EXPENSES       ADJUSTMENT         OTHER          DECEMBER 31
--------------------------------------  -------------   -------------   -------------   -------------   -----------------
YEAR ENDED DECEMBER 31, 1995
Trade Receivables -- Allowance for
  doubtful accounts...................      $  55           $ 132           $   1           $ (82)            $ 106
Notes Receivable -- Allowance for
  doubtful accounts...................         78              --              --              20                98
Accumulated depreciation of plant,
  property and equipment..............        481             185               9             (29)(1)           646
YEAR ENDED DECEMBER 31, 1994
Trade Receivables -- Allowance for
  doubtful accounts...................      $  38           $  63           $   3           $ (49)            $  55
Notes Receivable -- Allowance for
  doubtful accounts...................         76               6              --              (4)               78
Accumulated depreciation of plant,
  property and equipment..............        353              99              --              29(2)            481
YEAR ENDED DECEMBER 31, 1993
Trade Receivables -- Allowance for
  doubtful accounts...................      $  52           $  21           $  (3)          $ (32)            $  38
Notes Receivable -- Allowance for
  doubtful accounts...................         72               5              --              (1)               76
Accumulated depreciation of plant,
  property and equipment..............        323              79             (10)            (39)(1)           353

---------------

(1) Principally retirements as well as companies sold during the year.

(2) Primarily reflects the consolidation of properties previously accounted for on the equity method.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, AND BY THE UNDERSIGNED IN THE CAPACITY INDICATED.

                                         ITT CORPORATION

                                         By            JON F. DANSKI
                                                      JON F. DANSKI
                                           SENIOR VICE PRESIDENT AND CONTROLLER
                                              (PRINCIPAL ACCOUNTING OFFICER)

March 29, 1996

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

        SIGNATURE                                     TITLE                                  DATE
-------------------------                                                               ---------------
       RAND V. ARASKOG               Chairman and Chief Executive and                    March 29, 1996
     RAND V. ARASKOG                   Director
  (PRINCIPAL EXECUTIVE
         OFFICER)
             ANN N.                  Executive Vice President and Chief                  March 29, 1996
           REESE                       Financial Officer
      ANN N. REESE
  (PRINCIPAL FINANCIAL
        OFFICER)

      SIGNATURE                  TITLE                 DATE                SIGNATURE             TITLE           DATE
----------------------    --------------------    ---------------    ----------------------    ---------    ---------------
   BETTE B. ANDERSON            Director          March 29, 1996        EDWARD C. MEYER        Director     March 29, 1996
  BETTE B. ANDERSON                                                     EDWARD C. MEYER
  NOLAN D. ARCHIBALD            Director          March 29, 1996       BENJAMIN F. PAYTON      Director     March 29, 1996
  NOLAN D. ARCHIBALD                                                   BENJAMIN F. PAYTON
    ROBERT A. BOWMAN      Director, President     March 29, 1996           VIN WEBER           Director     March 29, 1996
   ROBERT A. BOWMAN       and Chief Operating                              VIN WEBER
                                Officer
   ROBERT A. BURNETT            Director          March 29, 1996        MARGITA E. WHITE       Director     March 29, 1996
  ROBERT A. BURNETT                                                     MARGITA E. WHITE
      PAUL G. KIRK,             Director          March 29, 1996       KENDRICK R. WILSON      Director     March 29, 1996
          JR.                                                                 III
  PAUL G. KIRK, JR.                                                  KENDRICK R. WILSON III

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                  DESCRIPTION                                 LOCATION
  3.1    Restated Articles of Incorporation.......  Incorporated by reference to Exhibit 3.1 to the Registrant's Amendment No. 1 to
                                                      Form 10/A dated November 13, 1995 (File
                                                      No. 1-13960).
  3.2    Certificate of Amendment of Articles of
           Incorporation..........................  Incorporated by reference to Exhibit No.
                                                    1 to the Registrant's Current Report on
                                                      Form 8-K dated December 22, 1995 (File
                                                      No. 1-13960).
  3.3    By-Laws..................................  Incorporated by reference to Exhibit 3.2 to the Registrant's Amendment No. 1 for
                                                      Form 10/A dated November 13, 1995 (File
                                                      No. 1-13960).
  4.1    Specimen common share certificate........  Incorporated by reference to Exhibit 4.1 to the Registrant's Amendment No. 1 to
                                                      Form 10/A dated November 13, 1995 (File
                                                      No. 1-13960).
  4.2    Rights Agreement dated as of November 1,
           1995 between the Registrant and The
           Bank of New York, as Rights Agent......  Incorporated by reference to Exhibit 4.4 to the Registrant's Amendment No. 1 for
                                                      Form 10/A dated November 13, 1995 (File
                                                      No. 1-13960).
  4.3    Form of Certificate of Voting Powers,
           Preferences and Relative Participating,
           Optional and Other Special Rights and
           Qualifications, Limitations or
           Restrictions of Series A Participating
           Cumulative Preferred Stock.............  Incorporated by reference to Exhibit 4.4
                                                      (attached as Exhibit A thereto) to the
                                                      Registrant's Amendment No. 1 for Form
                                                      10/A dated November 13, 1995 (File No.
                                                      1-13960).
  4.4    Form of Right Certificate................  Incorporated by reference to Exhibit 4.4
                                                      (attached as Exhibit B thereto) to the
                                                      Registrant's Amendment No. 1 to Form
                                                      10/A dated November 13, 1995 (File No.
                                                      1-13960).
  4.5    Other instruments defining rights of
           security holders, including
           indentures.............................  The Registrant hereby agrees to file with the Commission a copy of any instrument
                                                      defining the rights of long-term debt
                                                      holders of the Registrant and its
                                                      consolidated subsidiaries upon request
                                                      of the Commission.
  9.     Voting Trust Agreement...................  None.
 10.1    Distribution Agreement among ITT
           Industries, Inc., the Registrant and
           ITT Hartford Group, Inc. ..............  Filed herewith.
 10.2    Intellectual Property License Agreement
           between and among ITT Industries, Inc.,
           the Registrant and ITT Hartford Group,
           Inc. ..................................  Filed herewith.
 10.3    Trademark Assignment Agreement between
           ITT Industries, Inc. and the
           Registrant ............................  Filed herewith.
 10.4    License Assignment Agreement between ITT
           Industries, Inc. and the Registrant ...  Filed herewith.

EXHIBIT
NUMBER                  DESCRIPTION                                 LOCATION
 10.5    License Assignment Agreement among the
           Registrant, ITT Hartford Group, Inc.
           and Nutmeg Insurance Company...........  Filed herewith.
 10.6    License Assignment Agreement among the
           Registrant, Nutmeg Insurance Company
           and Hartford Fire Insurance Company....  Filed herewith.
 10.7    Tax Allocation Agreement among ITT
           Industries, Inc., the Registrant and
           ITT Hartford Group, Inc. ..............  Filed herewith.
 10.8    Employee Benefit Services and Liability
           Agreement among ITT Industries, Inc.,
           the Registrant and ITT Hartford Group,
           Inc. ..................................  Filed herewith.
 10.9    Form of ITT Corporation 1996 Restricted
           Stock Plan for Non-Employee
           Directors..............................  Incorporated by reference to Exhibit 10.9 to the Registrant's Amendment No. 1 to
                                                      Form 10/A dated November 13, 1995 (File
                                                      No. 1-13960).
 10.10   Form of indemnification agreement with
           members of the Board of Directors......  Incorporated by reference to Exhibit
                                                    10.10 to the Registrant's Form 10 dated
                                                      September 18, 1995 (File No. 1-13960).
 10.11   Form of 1995 Corporation Incentive Stock
           Plan...................................  Incorporated by reference to Exhibit
                                                    10.11 to the Registrant's Form 10 dated
                                                      September 18, 1995 (File No. 1-13960).
 10.12   Form of ITT Corporation Senior Executive
           Severance Pay Plan.....................  Incorporated by reference to Exhibit
                                                    10.12 to the Registrant's Form 10 dated
                                                      September 18, 1995 (File No. 1-13960).
 10.13   Form of R.V. Araskog employment
           agreement..............................  Incorporated by reference to Exhibit
                                                    10.13 to the Registrant's Form 10 dated
                                                      September 18, 1995 (File No. 1-13960).
 10.14   364-Day Competitive Advance and Revolving
           Credit Facility Agreement dated as of
           November 10, 1995 among the Registrant,
           the lenders parties thereto and
           Chemical Bank, as administrative
           agent..................................  Filed herewith.
 10.15   Five-Year Competitive Advance and
           Revolving Credit Facility Agreement
           dated as of November 10, 1995 among the
           Registrant, the lenders parties thereto
           and Chemical Bank, as issuing bank and
           administrative agent...................  Filed herewith.
 12      Statement re computation of ratios.......  Filed herewith.
 13      Annual report to security holders, Form
           10-Q or quarterly report to security
           holders................................  Not required to be filed.
 16      Letter re change in certifying
           accountant.............................  None.
 18      Letter re change in accounting
           principles.............................  None.
 21      Subsidiaries of the Registrant...........  Filed herewith.
 22      Published report regarding matters
           submitted to vote of security
           holders................................  Not required to be filed.
 23      Consents of experts and counsel
         Consent of Arthur Andersen LLP...........  Filed herewith.
 24      Power of attorney........................  None.
 27      Financial data schedule..................  Filed herewith.
 99      Additional exhibits......................  None.