Form 10-Q
period 1996-03-31
ITT CORP /NV/
filed 1996-05-15
CIK 1001149

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                               ------------------

                                   FORM 10-Q

(MARK ONE)
   /X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                                       OR

   / /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                         For the transition period from
                           ---------------------- to
                              -------------------

                         COMMISSION FILE NUMBER 1-13960

                               ------------------

                                ITT CORPORATION

                         NEVADA                                                 88-0340591
                (STATE OF INCORPORATION)                                     (I.R.S. EMPLOYER
                                                                          IDENTIFICATION NUMBER)

                          1330 AVENUE OF THE AMERICAS
                            NEW YORK, NY 10019-5490
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                        TELEPHONE NUMBER: (212) 258-1000

                               ------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes.'X'.  No....


     As of the close of business on May 9, 1996 there were outstanding 117.0 million shares of common stock, no par value, of the registrant.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

        ITEM                                                                              PAGE
       ------                                                                             ----
PART            FINANCIAL INFORMATION
  I       1     Financial Statements
                Consolidated Income -- Three Months Ended March 31, 1996 and 1995......     2
                Consolidated Balance Sheet -- March 31, 1996 and December 31, 1995.....     3
                Consolidated Cash Flow -- Three Months Ended March 31, 1996 and 1995...     4
                Notes to Financial Statements..........................................     5
                Business Segments......................................................     6
          2     Management's Discussion and Analysis of Financial Condition and
                  Results of Operations................................................     7
PART            OTHER INFORMATION
 II       6     Exhibits and Reports on Form 8-K.......................................     9
                Signature..............................................................   II-1
                Exhibit Index..........................................................   II-2

                         PART I.  FINANCIAL INFORMATION

ITEM 1.                       FINANCIAL STATEMENTS

     The following unaudited financial statements, in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, the results of operations and cash flow for the periods presented. For a description of accounting policies, see notes to financial statements in the Corporation's 1995 Annual Report on Form 10-K.

                        ITT CORPORATION AND SUBSIDIARIES

                              CONSOLIDATED INCOME
                         (IN MILLIONS EXCEPT PER SHARE)

                                                                             THREE MONTHS
                                                                            ENDED MARCH 31,
                                                                           -----------------
                                                                            1996      1995*
                                                                           ------     ------
Revenues.................................................................  $1,388     $1,261
Costs and expenses:
  Salaries, benefits and other operating.................................   1,018        961
  Selling, general and administrative....................................     207        178
  Depreciation and amortization..........................................      63         56
                                                                           ------     ------
                                                                            1,288      1,195
                                                                           ------     ------
                                                                              100         66
Interest expense, net....................................................     (64)       (67)
Miscellaneous (expense) income, net......................................      (2)         6
                                                                           ------     ------
                                                                               34          5
Income tax expense.......................................................     (15)        (4)
Minority equity..........................................................       1          6
                                                                           ------     ------
Net income...............................................................  $   20     $    7
                                                                           ======     ======
Earnings per share (Pro Forma for 1995 -- See Notes to Financial
  Statements)............................................................  $  .17     $  .06
                                                                           ======     ======
Weighted average common equivalent shares (Pro Forma for 1995 -- See
  Notes to Financial Statements).........................................   118.8      117.2
                                                                           ======     ======

- ---------------

* 1995 first quarter revenues and other operating expenses include the reclassification of pre-negotiated discounts in the Gaming Segment from other operating expenses to revenues in order to conform to the current year presentation.

The accompanying notes to financial statements are an integral part of the above statement.

                        ITT CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                        (IN MILLIONS EXCEPT FOR SHARES)

                                                                      MARCH 31,     DECEMBER 31,
                                                                        1996            1995
                                                                      ---------     ------------
ASSETS
Current assets:
     Cash and cash equivalents......................................   $   184         $  177
     Receivables, net...............................................       635            784
     Inventories....................................................        98             86
     Prepaid expenses and other.....................................       142             96
                                                                        ------         ------
          Total current assets......................................     1,059          1,143
Plant, property and equipment, net..................................     4,011          3,979
Investments.........................................................     1,745          1,757
Goodwill, net.......................................................     1,318          1,332
Long-term receivables, net..........................................       144            150
Other assets........................................................       321            331
                                                                        ------         ------
                                                                       $ 8,598         $8,692
                                                                        ======         ======
LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
     Accounts payable...............................................   $   263         $  309
     Accrued expenses...............................................       665            695
     Notes payable and current maturities of long-term debt.........       252            265
     Other current liabilities......................................       129            161
                                                                        ------         ------
          Total current liabilities.................................     1,309          1,430
Long-term debt......................................................     3,572          3,575
Deferred income taxes...............................................       148            141
Other liabilities...................................................       339            350
Minority interest...................................................       271            260
                                                                        ------         ------
                                                                         5,639          5,756
                                                                        ------         ------
Stockholders Equity:
     Common stock: authorized 200,000,000 shares, no par or stated
      value, outstanding 117,171,812 and 117,196,370 shares,
      respectively..................................................     2,939          2,944
     Cumulative translation adjustment..............................         8             --
     Retained earnings/(accumulated deficit)........................        12             (8)
                                                                        ------         ------
          Total stockholders equity.................................     2,959          2,936
                                                                        ------         ------
                                                                       $ 8,598         $8,692
                                                                        ======         ======

The accompanying notes to financial statements are an integral part of the above statement.

                        ITT CORPORATION AND SUBSIDIARIES

                             CONSOLIDATED CASH FLOW
                                 (IN MILLIONS)

                                                                              THREE MONTHS
                                                                                 ENDED
                                                                               MARCH 31,
                                                                            ----------------
                                                                            1996      1995
                                                                            ----     -------
OPERATING ACTIVITIES
Net Income................................................................  $ 20     $     7
Adjustments to net income:
  Depreciation and amortization...........................................    63          56
  Provision for doubtful receivables......................................     9          14
  Equity income, net of dividends received................................    --           1
Changes in working capital:
  Accounts receivable.....................................................   139          35
  Inventories.............................................................   (12)        (12)
  Accounts payable........................................................   (46)        (20)
  Accrued expenses........................................................   (24)         (5)
Accrued and deferred taxes................................................   (35)        (21)
Other, net................................................................   (15)         27
                                                                            ----     -------
     Cash from operating activities.......................................    99          82
                                                                            ----     -------
INVESTING ACTIVITIES
Additions to plant, property and equipment................................   (86)       (114)
Proceeds from divestments.................................................    21          --
Acquisitions, net of acquired cash........................................    --      (2,155)
Other, net................................................................    (7)         (2)
                                                                            ----     -------
     Cash used for investing activities...................................   (72)     (2,271)
                                                                            ----     -------
FINANCING ACTIVITIES
Short-term debt, net......................................................   (12)         28
Long-term debt issued.....................................................    42          41
Long-term debt repaid.....................................................   (58)       (103)
Change in investments and advances from ITT Industries, Inc.*.............    --       2,248
Other, net................................................................     8          15
                                                                            ----     -------
     Cash (used for)/from financing activities............................   (20)      2,229
                                                                            ----     -------
EXCHANGE RATE EFFECT ON CASH AND CASH EQUIVALENTS.........................    --          13
                                                                            ----     -------
Increase in cash and cash equivalents.....................................     7          53
Cash and Cash Equivalents -- Beginning of Period..........................   177         191
                                                                            ----     -------
CASH AND CASH EQUIVALENTS -- END OF PERIOD................................  $184     $   244
                                                                            ====     =======
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest..................................................................  $ 39     $    73
                                                                            ====     =======
Income taxes..............................................................  $ 35     $     6
                                                                            ====     =======

- ---------------

* Investments and advances from ITT Industries, Inc. represents the means by which ITT was funded by ITT Corporation, a Delaware corporation (which has been renamed ITT Industries, Inc. and reincorporated in Indiana; "Old ITT"), prior to the distribution on December 19, 1995 of the outstanding shares of common stock of ITT to shareholders of Old ITT on that date and consisted of both equity and interest bearing advances.

The accompanying notes to financial statements are an integral part of the above statement.

                         NOTES TO FINANCIAL STATEMENTS
                     (DOLLARS IN MILLIONS EXCEPT PER SHARE)

1) BASIS OF PRESENTATION

     ITT Corporation ("ITT" or the "Corporation") is the world's largest hotel and gaming company. ITT's principal lines of business are hotels, gaming and information services. The hotels segment is comprised of a worldwide hospitality network of over 400 full-service hotels serving three markets: luxury, upscale and mid-price. ITT's hotel operations are represented in nearly every major world market. ITT's gaming operations are located in several key domestic jurisdictions. ITT also operates various hotel/casino ventures outside the United States. ITT's information services segment publishes telephone directories in many countries outside the United States and provides post-secondary career education in the United States.

     On December 19, 1995 (the "Distribution Date"), ITT Corporation, a Delaware corporation ("Old ITT", which has been reincorporated in Indiana and renamed ITT Industries, Inc.), distributed to its shareholders of record at the close of business on such date all of the outstanding shares of common stock of ITT, then a wholly owned subsidiary of Old ITT (the "Distribution"). In such Distribution, holders of common stock of Old ITT received one share of ITT common stock for every one share of Old ITT common stock held. In connection with the Distribution, ITT, which was then named "ITT Destinations, Inc.", changed its name to ITT Corporation.

2) GAMING OPERATIONS

     Casino revenues represent the net win from gaming wins and losses. Revenues exclude the retail value of rooms, food, beverage, entertainment and other promotional allowances provided on a complimentary basis to customers. The estimated retail value of the promotional allowances was $42 and $24 for the three months ended March 31, 1996 and 1995, respectively. The estimated cost of such promotional allowances was $28 and $18 for the three months ended March 31, 1996 and 1995, respectively, and have been included in costs and expenses.

     Revenues and costs and expenses of the Gaming operations are comprised of the following:

                                                       THREE MONTHS ENDED MARCH 31,
                                             -------------------------------------------------
                                                      1996                       1995
                                             ----------------------     ----------------------
                                                          COSTS AND                  COSTS AND
                                             REVENUES     EXPENSES      REVENUES     EXPENSES
                                             --------     ---------     --------     ---------
    Gaming.................................    $262         $ 147         $179         $  96
    Rooms..................................      18             6           15             4
    Food and beverage......................      20            20           15            15
    Other operations.......................      24            13           15            10
    Selling, general and administrative....      --            57           --            40
    Depreciation and amortization..........      --            21           --            18
    Provision for doubtful accounts........      --             7           --            14
                                               ----          ----         ----          ----
              Total........................    $324         $ 271         $224         $ 197
                                               ====          ====         ====          ====

3) ACQUISITIONS

     On January 30, 1995, the Corporation acquired Caesars World, Inc. ("Caesars") for approximately $1.76 billion and on March 10, 1995, the Corporation acquired a 50% interest in the businesses which comprise Madison Square Garden ("MSG") for approximately $.6 billion.

     The following pro forma summary for the three months ended March 31, 1995 presents information as if the acquisitions of Caesars and MSG had occurred as of January 1, 1995:

        Net revenues........................................................  $1,343
        Net loss............................................................  $   (8)
                                                                              ======
        Loss per share......................................................  $ (.07)
                                                                              ======

                     (DOLLARS IN MILLIONS EXCEPT PER SHARE)

     The pro forma information is not necessarily indicative of the results that would have occurred had such acquisitions taken place on January 1, 1995.

4) EARNINGS PER SHARE

     Earnings per share in the 1995 first quarter and through the Distribution Date were computed based upon the number of ITT common shares that were outstanding on the Distribution Date.

5) RECEIVABLES

     Current receivables of $635 and $784 at March 31, 1996 and December 31, 1995, including current maturities of notes receivable, are reported net of allowances for doubtful accounts of $133 and $106.

     Long-term receivables of $144 and $150 at March 31, 1996 and December 31, 1995, are net of allowances for doubtful accounts of $91 and $98, exclude current maturities of $36 and $21 and approximate fair value.

6) PLANT, PROPERTY AND EQUIPMENT

     Plant, property and equipment consists of the following:

                                                                  MARCH 31,         DECEMBER 31,
                                                                    1996                1995
                                                                  ---------         ------------
Land and improvements...........................................   $ 1,180             $1,178
Buildings and improvements......................................     2,341              2,311
Machinery, furniture, fixtures and equipment....................       783                789
Construction work in progress...................................       282                250
Other...........................................................        95                 97
                                                                    ------             ------
                                                                     4,681              4,625
Less -- accumulated depreciation and amortization...............      (670)              (646)
                                                                    ------             ------
                                                                   $ 4,011             $3,979
                                                                    ======             ======

                          BUSINESS SEGMENT INFORMATION
                                 (IN MILLIONS)

     Business segment information is as follows:

                                                              THREE MONTHS ENDED MARCH 31,
                                                          ------------------------------------
                                                           1996      1995*      1996     1995*
                                                          ------     ------     ----     -----
                                                              REVENUES              INCOME
                                                          -----------------     --------------
Hotels..................................................  $  966     $  945     $ 56     $  31
Gaming..................................................     324        224       53        27
Information Services....................................      98         92       13        10
                                                          ------     ------     ----      ----
Total Segments..........................................   1,388      1,261      122        68
Other...................................................      --         --      (22)       (2)
                                                          ------     ------     ----      ----
                                                           1,388      1,261      100        66
Interest expense, net...................................                         (64)      (67)
Miscellaneous (expense) income, net.....................                          (2)        6
Income tax expense......................................                         (15)       (4)
Minority equity.........................................                           1         6
                                                          ------     ------     ----      ----
                                                          $1,388     $1,261     $ 20     $   7
                                                          ======     ======     ====      ====

- ---------------

* 1995 first quarter revenues and other operating expenses include the reclassification of pre-negotiated discounts in the Gaming Segment from other operating expenses to revenues in order to conform to the current year presentation.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                  DOLLARS IN MILLIONS UNLESS OTHERWISE STATED

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1996 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1995

     Revenues of $1,388 in the 1996 first quarter increased 10% compared with $1,261 in 1995, reflecting higher average room rates in owned and leased properties and the impact of the January 30, 1995 acquisition of Caesars. Revenues at ITT World Directories, Inc. ("ITT World Directories") were basically unchanged due to a historically limited publishing schedule in the first quarter, while ITT Educational Services, Inc. ("ITT Educational Services") revenues increased 12% due to tuition price increases and increased census. Excluding the Caesars acquisition, revenues increased 3%.

     Salaries, benefits and other operating costs increased 6% in the quarter to $1,018 from $961 representing the full impact of the Caesars acquisition and smaller increases in the cost of services. Overall, salaries, benefits and other operating costs represented 73% of revenues in 1996, down from 76% in the 1995 quarter. This decrease reflects management's ongoing cost containment programs as well as significant increases in average room rates at the Corporation's owned and leased hotels outpacing the increase in costs.

     Selling, general and administrative expenses increased 16% to $207 in the 1996 first quarter compared with $178 in the 1995 quarter. This increase was primarily due to the inclusion of expenses at Caesars for the full three months and the fact that the 1995 first quarter included a benefit of $26, which represented the reimbursement of overhead expenses related to world headquarters by the entities that comprised Old ITT prior to the Distribution ("service fee income"). Excluding the impact of the service fee income and the Caesars costs, selling, general and administrative expenses declined 5% from the prior period, reflecting management's continuing commitment to cost containment.

     The Corporation's EBITDA increased 34% and operating income rose 52% in the quarter. These increases reflect the contribution of the Caesars acquisition, as well as the impact of higher average room rates, particularly in owned properties in North America. Depreciation and amortization increased 13% compared with the prior period due primarily to the Caesars acquisition.

     Net interest expense decreased slightly in the 1996 first quarter. However, during 1995, Old ITT allocated certain indebtedness between ITT and ITT Industries, Inc. in anticipation of the Distribution. As a result of such allocation, the interest expense reflected in the 1995 first quarter is not necessarily indicative of the interest expense that ITT would have incurred if ITT was an independent entity during such period.

     Income tax expense increased in 1996 on higher pretax earnings. The minority equity benefit includes the net loss attributable to the minority shareholders of Ciga S.p.A. (this loss is due to the seasonality of its business) which was partially offset by the net income attributable to the minority shareholders of ITT World Directories and ITT Educational Services.

     Cash from operating activities, as defined by Statement of Accounting Standards No. 95 ("SFAS 95"), increased to $99 in the first quarter of 1996 from $82 in the 1995 quarter reflecting improved operating results and the accretive impact of the Caesars acquisition. The SFAS definition of cash from operating activities differs from EBITDA largely due to the inclusion of interest, income taxes and changes in working capital.

BUSINESS SEGMENTS

     Revenues, EBITDA and operating income (excluding the effect of overhead and minority equity) for each of ITT's three major business segments were as follows:

THREE MONTHS ENDED MARCH 31, 1996                                   THREE MONTHS ENDED MARCH 31, 1995
- ---------------------------------                                   ---------------------------------
                        OPERATING                                                           OPERATING
REVENUES     EBITDA      INCOME                                     REVENUES     EBITDA      INCOME
- --------     ------     ---------                                   --------     ------     ---------
  $966        $ 90         $56    .............Hotels.............    $945        $ 62         $31

     Hotels 1996 first quarter results reflect a significant increase in revenue per available room (i.e., occupancy percentage times average daily rate) in the Corporation's owned and leased properties from $89 in 1995 to $96 in 1996, an 8% increase. This increase was the primary contributor to an overall 13% revenue increase in these properties from the 1995 quarter. Operating improvements in the owned and leased properties have a greater impact on the Hotels segment results than do improvements in managed properties, where the majority of the improvements are realized by those property owners. Managed property revenues decreased 2% from the prior period due to the termination of several hotel management contracts. EBITDA and operating income growth were generated primarily in the major geographic areas in which the Corporation has invested most heavily, most notably North America. Management continues to aggressively pursue profitable expansion opportunities while optimizing cost saving initiatives in each of its market segments.

THREE MONTHS ENDED MARCH 31, 1996                                   THREE MONTHS ENDED MARCH 31, 1995
- ---------------------------------                                   ---------------------------------
                        OPERATING                                                           OPERATING
REVENUES     EBITDA      INCOME                                     REVENUES     EBITDA      INCOME
- --------     ------     ---------                                   --------     ------     ---------
  $324        $ 74         $53    .............Gaming.............    $224        $ 45         $27

     The Gaming results reflect the impact of the January 30, 1995 acquisition of Caesars as well as the opening of additional casinos in Halifax and Sydney, Nova Scotia, during the second and third quarters of 1995, respectively. Caesars experienced its best first quarter ever as all three of its properties recorded results which were significantly higher than the 1995 quarter. The improved results at these properties were due primarily to increased slot play, reduced costs and operating efficiencies. Significant contributors to the cost reductions were the consolidation of certain support functions at the Corporation's Las Vegas properties and the closing of Caesars' Los Angeles headquarters in June, 1995. The Gaming results were adversely effected by abnormally low hold percentages at the Sheraton Desert Inn.

THREE MONTHS ENDED MARCH 31, 1996                                   THREE MONTHS ENDED MARCH 31, 1995
- ---------------------------------                                   ---------------------------------
                        OPERATING                                                           OPERATING
REVENUES     EBITDA      INCOME                                     REVENUES     EBITDA      INCOME
- --------     ------     ---------                                   --------     ------     ---------
  $ 98        $ 20         $13    .......Information Services.......   $ 92       $ 17         $10

     Revenues at ITT World Directories were basically unchanged due to a historically limited publishing schedule in the first quarter, while EBITDA and operating income continued to improve due mainly to continuing cost controls throughout the organization.

     ITT Educational Services' revenues increased 12% due to tuition price increases and increased census, including a 28% increase in new student enrollments from the 1995 first quarter, which more than offset the cost of newly opened schools and increased marketing efforts.

LIQUIDITY AND CAPITAL RESOURCES

     The Corporation's EBITDA increased 34% in the quarter reflecting strong earnings growth in all business segments as well as the continuing benefits of management's cost rationalization strategies and the accretive impact of the Caesars acquisition. These cash flows are expected to be sufficient to service indebtedness, satisfy tax obligations and cover maintenance capital expenditures and other liquidity needs. Additional liquidity needs would be funded through traditional debt or equity financing, asset sales or any combination thereof. On May 2, 1996, the Corporation sold 2.1 million shares, or about 22%, of its holdings in Alcatel Alsthom for approximately $200. Proceeds from this sale will be used for general corporate purposes, including debt reduction. After giving effect to this sale, the Corporation owns approximately 7.3 million, or approximately 4.8%, of the outstanding capital shares of Alcatel Alsthom.

     Capital expenditures totaled $86 in the 1996 first quarter, 61% and 36% at the Hotels and Gaming segments, respectively, compared with $114 in the 1995 first quarter, with 87% and 11% attributable to the Hotels and Gaming segments, respectively. In addition, during the 1995 first quarter, the Corporation completed the acquisitions of Caesars ($1.76 billion) and a 50% interest in businesses which comprise Madison Square Garden ($.6 billion).

     External borrowings were $3.8 billion at March 31, 1996 and December 31, 1995 as 1996 first quarter capital expenditures were offset by funds generated from operations. Cash and cash equivalents were $184 at March 31, 1996 compared with $177 at December 31, 1995. The Corporation expects to pay $103.5 in connection with its proposed acquisition of WNYC-TV in partnership with Dow Jones & Company. This transaction is expected to close in the second or third quarter of 1996 and will be funded through existing debt facilities.

                          PART II.  OTHER INFORMATION

ITEM 6.                 EXHIBITS AND REPORTS ON FORM 8-K

     (a) See the Exhibit Index for a list of exhibits filed herewith.

     (b) There were no reports on Form 8-K filed by the Corporation during the quarter for which this report is filed.

                                   SIGNATURE

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                         ITT CORPORATION

                                         By       /s/ J. F. DANSKI

                                         ---------------------------------------
                                                      J. F. DANSKI
                                          SENIOR VICE PRESIDENT AND CONTROLLER
                                               (CHIEF ACCOUNTING OFFICER)

May 14, 1996

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                  DESCRIPTION                                 LOCATION
  3.1    Restated Articles of Incorporation.......  Incorporated by reference to Exhibit 3.1 to the Registrant's Amendment No. 1 to
                                                      Form 10/A dated November 13, 1995 (File
                                                      No. 1-13960).
  3.2    Certificate of Amendment of Articles of
           Incorporation..........................  Incorporated by reference to Exhibit No.
                                                    1 to the Registrant's Current Report on
                                                      Form 8-K dated December 22, 1995 (File
                                                      No. 1-13960).
  3.3    By-Laws..................................  Incorporated by reference to Exhibit 3.2 to the Registrant's Amendment No. 1 to
                                                      Form 10/A dated November 13, 1995 (File
                                                      No. 1-13960).
  4.1    Specimen common share certificate........  Incorporated by reference to Exhibit 4.1 to the Registrant's Amendment No. 1 to
                                                      Form 10/A dated November 13, 1995 (File
                                                      No. 1-13960).
  4.2    Rights Agreement dated as of November 1,
           1995 between the Registrant and The
           Bank of New York.......................  Incorporated by reference to Exhibit 4.4 to the Registrant's Amendment No. 1 to
                                                      Form 10/A dated November 13, 1995 (File
                                                      No. 1-13960).
  4.3    Form of Certificate of Voting Powers,
           Preferences and Relative Participating,
           Optional and Other Special Rights and
           Qualifications, Limitations or
           Restrictions of Series A Participating
           Cumulative Preferred Stock.............  Incorporated by reference to Exhibit 4.4
                                                      (attached as Exhibit A thereto) to the
                                                      Registrant's Amendment No. 1 to Form
                                                      10/A dated November 13, 1995 (File No.
                                                      1-13960).
  4.4    Form of Right Certificate................  Incorporated by reference to Exhibit 4.4
                                                      (attached as Exhibit B thereto) to the
                                                      Registrant's Amendment No. 1 to Form
                                                      10/A dated November 13, 1995 (File No.
                                                      1-13960).
  4.5    Other instruments defining rights of
           security holders, including
           indentures.............................  The Registrant hereby agrees to file with the Commission a copy of any instrument
                                                      defining the rights of long-term debt
                                                      holders of the Registrant and its
                                                      consolidated subsidiaries upon request
                                                      of the Commission.
 10.1    Distribution Agreement among ITT
           Industries, Inc., the Registrant and
           ITT Hartford Group, Inc. ..............  Incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form
                                                      10-K for the year ended December 31,
                                                      1995 (File No. 1-13960).
 10.2    Intellectual Property License Agreement
           between and among ITT Industries, Inc.,
           the Registrant and ITT Hartford Group,
           Inc. ..................................  Incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on Form
                                                      10-K for the year ended December 31,
                                                      1995 (File No. 1-13960).

EXHIBIT
NUMBER                  DESCRIPTION                                 LOCATION
 10.3    Trademark Assignment Agreement between
           ITT Industries, Inc. and the
           Registrant ............................  Incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form
                                                      10-K for the year ended December 31,
                                                      1995 (File No. 1-13960).
 10.4    License Assignment Agreement between ITT
           Industries, Inc. and the Registrant ...  Incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form
                                                      10-K for the year ended December 31,
                                                      1995 (File No. 1-13960).
 10.5    License Assignment Agreement among the
           Registrant, ITT Hartford Group, Inc.
           and Nutmeg Insurance Company...........  Incorporated by reference to Exhibit 10.5 to the Registrant's Annual Report on Form
                                                      10-K for the year ended December 31,
                                                      1995 (File No. 1-13960).
 10.6    License Assignment Agreement among the
           Registrant, Nutmeg Insurance Company
           and Hartford Fire Insurance Company....  Incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form
                                                      10-K for the year ended December 31,
                                                      1995 (File No. 1-13960).
 10.7    Tax Allocation Agreement among ITT
           Industries, Inc., the Registrant and
           ITT Hartford Group, Inc. ..............  Incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form
                                                      10-K for the year ended December 31,
                                                      1995 (File No. 1-13960).
 10.8    Employee Benefit Services and Liability
           Agreement among ITT Industries, Inc.,
           the Registrant and ITT Hartford Group,
           Inc. ..................................  Incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form
                                                      10-K for the year ended December 31,
                                                      1995 (File No. 1-13960).
 10.9    Form of ITT Corporation 1996 Restricted
           Stock Plan for Non-Employee
           Directors..............................  Incorporated by reference to Exhibit 10.9 to the Registrant's Amendment No. 1 to
                                                      Form 10/A dated November 13, 1995 (File
                                                      No. 1-13960).
 10.10   Form of indemnification agreement with
           members of the Board of Directors......  Incorporated by reference to Exhibit
                                                    10.10 to the Registrant's Form 10 dated
                                                      September 18, 1995 (File No. 1-13960).
 10.11   Form of 1995 ITT Corporation Incentive
           Stock Plan.............................  Incorporated by reference to Exhibit
                                                    10.11 to the Registrant's Form 10 dated
                                                      September 18, 1995 (File No. 1-13960).
 10.12   Form of ITT Corporation Senior Executive
           Severance Pay Plan.....................  Incorporated by reference to Exhibit
                                                    10.12 to the Registrant's Form 10 dated
                                                      September 18, 1995 (File No. 1-13960).
 10.13   Form of R.V. Araskog employment
           agreement..............................  Incorporated by reference to Exhibit
                                                    10.13 to the Registrant's Form 10 dated
                                                      September 18, 1995 (File No. 1-13960).

EXHIBIT
NUMBER                  DESCRIPTION                                 LOCATION
 10.14   364-Day Competitive Advance and Revolving
           Credit Facility Agreement dated as of
           November 10, 1995 among the Registrant,
           the lenders parties thereto and
           Chemical Bank, as administrative
           agent..................................  Incorporated by reference to Exhibit
                                                    10.14 to the Registrant's Annual Report
                                                      on Form 10-K for the year ended
                                                      December 31, 1995 (File No. 1-13960).
 10.15   Five-Year Competitive Advance and
           Revolving Credit Facility Agreement
           dated as of November 10, 1995 among the
           Registrant, the lenders parties thereto
           and Chemical Bank, as issuing bank and
           administrative agent...................  Incorporated by reference to Exhibit
                                                    10.15 to the Registrant's Annual Report
                                                      on Form 10-K for the year ended
                                                      December 31, 1995 (File No. 1-13960).
 11      Statement re computation of per share
           earnings...............................  None.
 12      Statement re computation of ratios.......  Filed herewith.
 15      Letter re unaudited interim financial in-
           formation..............................  None.
 18      Letter re change in accounting
           principles.............................  None.
 19      Report furnished to security holders.....  None.
 22      Published report regarding matters
           submitted to vote of security
           holders................................  None.
 23      Consents of experts and counsel..........  None.
 24      Power of attorney........................  None.
 27      Financial data schedule..................  Filed herewith.
 99      Additional exhibits......................  None.