Form 10-Q
period 1996-06-30
ITT CORP /NV/
filed 1996-08-13
CIK 1001149

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                               ------------------

                                   FORM 10-Q

(MARK ONE)
   /X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

   / /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________________ to _________________

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

                        TELEPHONE NUMBER: (212) 258-1000

                               ------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ----    ----

     As of August 5, 1996 there were outstanding approximately 117.1 million shares of common stock, no par value, of the registrant.

================================================================================

                                ITT CORPORATION

                               TABLE OF CONTENTS

        ITEM                                                                              PAGE
       ------                                                                             ----
PART            FINANCIAL INFORMATION:
  I       1     Financial Statements:
                Consolidated Income -- Second Quarter and Six Months Ended June 30,
                  1996 and 1995........................................................     2
                Consolidated Balance Sheet -- June 30, 1996 and December 31, 1995......     3
                Consolidated Cash Flow -- Six Months Ended June 30, 1996 and 1995......     4
                Notes to Financial Statements..........................................     5
                Business Segment Information...........................................     7
          2     Management's Discussion and Analysis of Financial Condition and Results
                  of Operations........................................................     8
PART            OTHER INFORMATION:
 II       4     Submission of Matters to a Vote of Security Holders....................    12
          6     Exhibits and Reports on Form 8-K.......................................    12
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

                        ITT CORPORATION AND SUBSIDIARIES

                              CONSOLIDATED INCOME
                         (IN MILLIONS EXCEPT PER SHARE)

                                                                                 SIX MONTHS
                                                                                    ENDED
                                                           SECOND QUARTER         JUNE 30,
                                                           ---------------     ---------------
                                                            1996     1995       1996     1995
                                                           ------   ------     ------   ------
Revenues.................................................  $1,752   $1,673     $3,140   $2,934
Costs and expenses:
  Salaries, benefits and other operating.................   1,242    1,207      2,260    2,168
  Selling, general and administrative....................     203      195        410      373
  Depreciation and amortization..........................      65       72        128      128
                                                           ------   ------     ------   ------
                                                            1,510    1,474      2,798    2,669
                                                           ------   ------     ------   ------
                                                              242      199        342      265
Interest expense, net....................................     (54)     (90)      (118)    (157)
Miscellaneous income, net................................      10        3          8        9
                                                           ------   ------     ------   ------
                                                              198      112        232      117
Income tax expense.......................................     (85)     (51)      (100)     (55)
Minority equity..........................................     (17)     (15)       (16)      (9)
                                                           ------   ------     ------   ------
Net income...............................................  $   96   $   46     $  116   $   53
                                                           ======   ======     ======   ======
Earnings per share (Pro Forma for 1995 -- See Notes to
  Financial Statements)..................................  $  .81   $  .39     $  .97   $  .45
                                                           ======   ======     ======   ======
Weighted average common equivalent shares (Pro Forma for
  1995 -- See Notes to Financial Statements).............   119.0    117.2      119.0    117.2
                                                           ======   ======     ======   ======

The accompanying notes to financial statements are an integral part of the above statement.

                        ITT CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                        (IN MILLIONS EXCEPT FOR SHARES)

                                                                       JUNE 30,     DECEMBER 31,
                                                                         1996           1995
                                                                       --------     ------------
ASSETS
Current assets:
     Cash and cash equivalents.......................................   $  185         $  177
     Receivables, net................................................      646            784
     Inventories.....................................................       92             86
     Prepaid expenses and other......................................      129             96
                                                                        ------         ------
          Total current assets.......................................    1,052          1,143
Plant, property and equipment, net...................................    4,189          3,979
Investments..........................................................    1,555          1,757
Goodwill, net........................................................    1,323          1,332
Long-term receivables, net...........................................      197            150
Other assets.........................................................      327            331
                                                                        ------         ------
                                                                        $8,643         $8,692
                                                                        ======         ======
LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
     Accounts payable................................................   $  255         $  309
     Accrued expenses................................................      614            695
     Notes payable and current maturities of long-term debt..........      293            265
     Other current liabilities.......................................      179            161
                                                                        ------         ------
          Total current liabilities..................................    1,341          1,430
Long-term debt.......................................................    3,473          3,575
Deferred income taxes................................................      148            141
Other liabilities....................................................      356            350
Minority interest....................................................      288            260
                                                                        ------         ------
                                                                         5,606          5,756
                                                                        ------         ------
Stockholders Equity:
     Common stock: authorized 200,000,000 shares, no par or stated
      value, outstanding 117,074,447 and 117,196,370 shares,
      respectively...................................................    2,931          2,944
     Cumulative translation adjustment...............................       (2)            --
     Retained earnings/(accumulated deficit).........................      108             (8)
                                                                        ------         ------
          Total stockholders equity..................................    3,037          2,936
                                                                        ------         ------
                                                                        $8,643         $8,692
                                                                        ======         ======

The accompanying notes to financial statements are an integral part of the above statement.

                        ITT CORPORATION AND SUBSIDIARIES

                             CONSOLIDATED CASH FLOW
                                 (IN MILLIONS)

                                                                            SIX MONTHS ENDED
                                                                                JUNE 30,
                                                                            ----------------
                                                                            1996      1995
                                                                            ----     -------
OPERATING ACTIVITIES
Net Income................................................................  $116     $    53
Adjustments to net income:
  Depreciation and amortization...........................................   128         128
  Provision for doubtful receivables......................................    23          25
Changes in working capital:
  Accounts receivable.....................................................    43         (28)
  Inventories.............................................................    (7)         (4)
  Accounts payable........................................................   (58)         57
  Accrued expenses........................................................   (42)        (31)
Accrued and deferred taxes................................................    13          20
Other, net................................................................   (32)         14
                                                                            ----     -------
     Cash from operating activities.......................................   184         234
                                                                            ----     -------
INVESTING ACTIVITIES
Additions to plant, property and equipment................................  (239)       (207)
Proceeds from divestments.................................................   219          --
Acquisitions, net of acquired cash........................................   (65)     (2,208)
Other, net................................................................     5          (4)
                                                                            ----     -------
     Cash used for investing activities...................................   (80)     (2,419)
                                                                            ----     -------
FINANCING ACTIVITIES
Short-term debt, net......................................................    31         (19)
Long-term debt issued.....................................................   146          64
Long-term debt repaid.....................................................  (260)       (129)
Change in investments and advances from ITT Industries, Inc.*.............    --       2,459
Other, net................................................................   (12)         (2)
                                                                            ----     -------
     Cash (used for)/from financing activities............................   (95)      2,373
                                                                            ----     -------
EXCHANGE RATE EFFECT ON CASH AND CASH EQUIVALENTS.........................    (1)          5
                                                                            ----     -------
Increase in cash and cash equivalents.....................................     8         193
Cash and Cash Equivalents -- Beginning of Period..........................   177         191
                                                                            ----     -------
Cash and Cash Equivalents -- End of Period................................  $185     $   384
                                                                            ====     =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest................................................................  $115     $   167
                                                                            ====     =======
  Income Taxes............................................................  $ 85     $    28
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

2) GAMING OPERATIONS

     Casino revenues represent the net win from gaming wins and losses. Revenues exclude the retail value of rooms, food, beverage, entertainment and other promotional allowances provided on a complimentary basis to customers. The estimated retail value of the promotional allowances was $41 and $34 for the second quarter of 1996 and 1995 and $83 and $58 for the six months ended June 30, 1996 and 1995, respectively. The estimated cost of such promotional allowances was $28 and $21 for the second quarter of 1996 and 1995 and $56 and $39 for the six months ended June 30, 1996 and 1995, respectively, and have been included in costs and expenses.

     Revenues and costs and expenses of the Gaming operations are comprised of the following:

                                                                             SIX MONTHS
                                                             SECOND             ENDED
                                                             QUARTER          JUNE 30,
                                                          -------------     -------------
                                                          1996     1995     1996     1995
                                                          ----     ----     ----     ----
    Revenues
      Gaming............................................  $264     $247     $526     $426
      Rooms.............................................    18       17       36       32
      Food and beverage.................................    19       17       39       32
      Other operations..................................    30       23       54       38
                                                          ----     ----     ----     ----
              Total.....................................  $331     $304     $655     $528
                                                          ====     ====     ====     ====
    Cost and Expenses
      Gaming............................................  $151     $139     $302     $235
      Rooms.............................................     7        8       13       12
      Food and beverage.................................    19       17       35       32
      Other operations..................................    12       15       25       25
      Selling, general and administrative...............    48       55      105       95
      Depreciation and amortization.....................    18       21       39       39
      Provision for doubtful accounts...................     7        4       14       18
                                                          ----     ----     ----     ----
              Total.....................................  $262     $259     $533     $456
                                                          ====     ====     ====     ====

                     (DOLLARS IN MILLIONS EXCEPT PER SHARE)

3) ACQUISITIONS

     On January 30, 1995, the Corporation acquired Caesars World, Inc. ("Caesars") for approximately $1.76 billion and on March 10, 1995, the Corporation acquired a 50% interest in the businesses which comprise Madison Square Garden ("MSG") for approximately $.6 billion.

     The following pro forma summary for the six months ended June 30, 1995 presents information as if the acquisitions of Caesars and MSG had occurred as of January 1, 1995:

    Net revenues................................................................  $3,016
    Net income..................................................................  $   38
                                                                                  ======
    Income per share............................................................  $  .32
                                                                                  ======

     The pro forma information is not necessarily indicative of the results that would have occurred had such acquisitions taken place at the beginning of the year.

4) EARNINGS PER SHARE

     Earnings per share in the 1995 second quarter, six months and through the Distribution Date were computed based upon the number of ITT common shares that were outstanding on the Distribution Date.

5) RECEIVABLES

     Current receivables of $646 and $784 at June 30, 1996 and December 31, 1995, including current maturities of notes receivable, are reported net of allowances for doubtful accounts of $114 and $106.

     Long-term receivables of $197 and $150 at June 30, 1996 and December 31, 1995, are net of allowances for doubtful accounts of $92 and $98, exclude current maturities of $28 and $21 and approximate fair value.

6) PLANT, PROPERTY AND EQUIPMENT

     Plant, property and equipment consists of the following:

                                                                   JUNE 30,         DECEMBER 31,
                                                                     1996               1995
                                                                   --------         ------------
Land and improvements............................................   $1,210             $1,178
Buildings and improvements.......................................    2,418              2,311
Machinery, furniture, fixtures and equipment.....................      842                789
Construction work in progress....................................      334                250
Other............................................................       94                 97
                                                                    ------             ------
                                                                     4,898              4,625
Less -- accumulated depreciation and amortization................     (709)              (646)
                                                                    ------             ------
                                                                    $4,189             $3,979
                                                                    ======             ======

7) RECLASSIFICATIONS

     Certain amounts in the 1995 financial statements have been reclassified to conform to the current year presentation.

                          BUSINESS SEGMENT INFORMATION
                                 (IN MILLIONS)

     Business segment information is as follows:

                                                                              INCOME
           REVENUES                                                -----------------------------
- -------------------------------
                                                                      SECOND
SECOND QUARTER     SIX MONTHS                                         QUARTER        SIX MONTHS
- --------------   --------------                                    -------------     -----------
 1996    1995     1996    1995                                     1996     1995     1996   1995
- ------  ------   ------  ------                                    ----     ----     ----   ----
$1,120  $1,067   $2,086  $2,012   Hotels.........................  $102     $ 73     $158   $104
   331     304      655     528   Gaming.........................    69       45      122     72
   301     302      399     394   Information Services...........    97       90      110    100
- ------  ------   ------  ------                                    ----     ----     ----   ----
 1,752   1,673    3,140   2,934   Total Segments.................   268      208      390    276
    --      --       --      --   Other..........................   (26)      (9)     (48)   (11)
- ------  ------   ------  ------                                    ----     ----     ----   ----
 1,752   1,673    3,140   2,934                                     242      199      342    265
                                  Interest expense, net..........   (54)     (90)    (118)  (157)
                                  Miscellaneous income, net......    10        3        8      9
                                  Income tax expense.............   (85)     (51)    (100)   (55)
                                  Minority equity................   (17)     (15)     (16)    (9)
- ------  ------   ------  ------                                    ----     ----     ----   ----
$1,752  $1,673   $3,140  $2,934                                    $ 96     $ 46     $116   $ 53
======  ======   ======  ======                                    ====     ====     ====   ====

The accompanying notes to financial statements are an integral part of the above statement.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                 (DOLLARS IN MILLIONS UNLESS OTHERWISE STATED)

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1995

     Revenues of $1,752 in the 1996 second quarter increased 5% compared with $1,673 in 1995, reflecting higher average room rates in owned and leased properties in Hotels and increased volumes in Gaming. Revenues at ITT World Directories, Inc. ("ITT World Directories") were basically unchanged as operational increases were offset by the impacts of foreign exchange. ITT Educational Services, Inc. ("ITT Educational Services") revenues increased 16% due to tuition price increases, an expanded curriculum and increased census.

     Salaries, benefits and other operating costs increased 3% in the quarter to $1,242 from $1,207 in 1995 reflecting minor increases in the cost of services. Overall, salaries, benefits and other operating costs represented 71% of revenues in 1996, down from 72% in the 1995 quarter. This decrease reflects management's ongoing cost containment programs as well as significant increases in average room rates at the Corporation's owned and leased hotels outpacing the increase in costs.

     Selling, general and administrative expenses increased 4% to $203 in 1996 compared with $195 in 1995 due primarily to the 1995 quarter including a benefit of $26 representing the reimbursement of overhead expenses related to world headquarters by the entities that comprised Old ITT prior to the Distribution ("service fee income"). Excluding the impact of the service fee income, selling, general and administrative expenses declined 8% from the prior period, reflecting management's continuing commitment to cost containment.

     The Corporation generated earnings before interest, taxes, depreciation and amortization ("EBITDA") of $307 in the 1996 quarter compared with $271 in the 1995 quarter, a 13% improvement, while operating income rose 22% in the quarter. These increases reflect the operational improvements discussed previously as well as the impact of higher average room rates in owned and leased properties. Depreciation and amortization decreased 10% compared with the prior period due primarily to the method of allocating such costs prior to the Distribution.

     Net interest expense decreased significantly in the 1996 second quarter. However, during 1995 Old ITT allocated certain indebtedness between ITT and ITT Industries, Inc. in anticipation of the Distribution. As a result of such allocation, the interest expense reflected in the 1995 second quarter is not necessarily indicative of the interest expense that ITT would have incurred if ITT was an independent entity during such period.

     Income tax expense increased in 1996 on higher pretax earnings. The minority equity expense represents the net income attributable to the minority shareholders of Ciga S.p.A., ITT World Directories and ITT Educational Services.

BUSINESS SEGMENTS

     Revenues, EBITDA and operating income (excluding the effect of overhead and minority equity) for each of ITT's three major business segments were as follows:

THREE MONTHS ENDED JUNE 30, 1996                                    THREE MONTHS ENDED JUNE 30, 1995
- ---------------------------------                                   ---------------------------------
                        OPERATING                                                           OPERATING
REVENUES     EBITDA      INCOME                                     REVENUES     EBITDA      INCOME
- --------     ------     ---------                                   --------     ------     ---------
 $1,120       $140        $ 102   .............Hotels.............   $1,067       $104         $73

     Hotels' 1996 second quarter results reflect a significant increase in revenue per available room in the Corporation's owned and leased properties from $98 in 1995 to $109 in 1996, a 10% increase. This increase was the primary contributor to an overall 12% revenue increase in these properties from the 1995 period. Improvements in the owned and leased properties have a greater impact on the Hotels segment results than do improvements in managed properties, where the majority of the improvements are realized by those property owners. Despite strong rate gains, managed property revenues increased by only 2% from the prior period due to the termination of several hotel management contracts. EBITDA and operating income growth were generated primarily in the major geographic areas in which the Corporation has invested most heavily, most notably North America. Management continues to aggressively pursue profitable expansion opportunities while optimizing cost saving initiatives in each of its market segments.

THREE MONTHS ENDED JUNE 30, 1996                                    THREE MONTHS ENDED JUNE 30, 1995
- ---------------------------------                                   ---------------------------------
                        OPERATING                                                           OPERATING
REVENUES     EBITDA      INCOME                                     REVENUES     EBITDA      INCOME
- --------     ------     ---------                                   --------     ------     ---------
  $331        $ 87         $69    .............Gaming.............    $304        $ 66         $45

     Gaming's second quarter results reflect increased slot play, reduced costs and operating efficiencies at several properties. Especially strong EBITDA improvements were registered at Caesars Las Vegas and Atlantic City properties. The 1996 results also reflect the impact of the opening of two additional casinos in Halifax and Sydney, Nova Scotia during the second and third quarters of 1995, respectively.

THREE MONTHS ENDED JUNE 30, 1996                                    THREE MONTHS ENDED JUNE 30, 1995
- ---------------------------------                                   ---------------------------------
                        OPERATING                                                           OPERATING
REVENUES     EBITDA      INCOME                                     REVENUES     EBITDA      INCOME
- --------     ------     ---------                                   --------     ------     ---------
  $301        $104         $97    .......Information Services.......   $302       $ 96         $90

     Revenues at ITT World Directories were basically unchanged as operational increases were offset by the impacts of foreign exchange. EBITDA and operating income continued to improve due mainly to continuing cost controls throughout the organization.

     ITT Educational Services revenues increased 16% due to tuition price increases, expanded curriculum and increased census which more than offset the cost of newly opened schools and increased marketing efforts.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1995

     Revenues of $3,140 in the 1996 period increased 7% compared with $2,934 in 1995, reflecting higher average room rates in owned and leased properties in Hotels and increased volumes in Gaming. Revenues at ITT World Directories were basically unchanged as operational increases were offset by the impacts of foreign exchange. ITT Educational Services revenues increased 14% due to tuition price increases, an expanded curriculum and increased census.

     Salaries, benefits and other operating costs increased 4% in the six months to $2,260 from $2,168 reflecting minor increases in the cost of services. Overall, salaries, benefits and other operating costs represented 72% of revenues in 1996, down from 74% in the 1995 period. This decrease reflects management's ongoing cost containment programs as well as significant increases in average room rates at the Corporation's owned and leased hotels outpacing the increase in costs.

     Selling, general and administrative expenses increased 10% to $410 in 1996 compared with $373 in 1995 due primarily to the 1995 period including a benefit of $52 representing service fee income. Excluding the impact of the service fee income, selling, general and administrative expenses declined 4% from the prior period, reflecting management's continuing commitment to cost containment.

     The Corporation generated EBITDA of $470 in the 1996 six months compared with $393 in the 1995 period, a 20% improvement, while operating income rose 29% in the period. These increases reflect the operational improvements discussed previously as well as the impact of higher average room rates in owned and leased properties. Depreciation and amortization was flat in the 1996 six months compared with the prior period.

     Net interest expense decreased significantly in the 1996 period. However, during 1995, Old ITT allocated certain indebtedness between ITT and ITT Industries, Inc. in anticipation of the Distribution. As a result of such allocation, the interest expense reflected in the 1995 six months is not necessarily indicative of the interest expense that ITT would have incurred if ITT was an independent entity during such period.

     Income tax expense increased in 1996 on higher pretax earnings. The minority equity expense represents the net income attributable to the minority shareholders of Ciga S.p.A., ITT World Directories and ITT Educational Services.

BUSINESS SEGMENTS

     Revenues, EBITDA and operating income (excluding the effect of overhead and minority equity) for each of ITT's three major business segments were as follows:

 SIX MONTHS ENDED JUNE 30, 1996                                         SIX MONTHS ENDED JUNE 30, 1995
- ---------------------------------                                      ---------------------------------
                        OPERATING                                                              OPERATING
REVENUES     EBITDA      INCOME                                        REVENUES     EBITDA      INCOME
- --------     ------     ---------                                      --------     ------     ---------
 $2,086       $230        $ 158   ............... Hotels .............  $2,012     $166        $ 104

     Hotels' 1996 six months results reflect a significant increase in revenue per available room in the Corporation's owned and leased properties from $94 in 1995 to $103 in 1996, a 10% increase. This increase was the primary contributor to an overall 12% revenue increase in these properties from the 1995 period. Despite strong rate gains, managed property revenues were unchanged from the prior period due to the termination of several hotel management contracts. EBITDA and operating income growth were generated primarily in the major geographic areas in which the Corporation has invested most heavily, most notably North America. Management continues to aggressively pursue profitable expansion opportunities while optimizing cost saving initiatives in each of its market segments.

 SIX MONTHS ENDED JUNE 30, 1996                                       SIX MONTHS ENDED JUNE 30, 1995
- ---------------------------------                                    ---------------------------------
                        OPERATING                                                            OPERATING
REVENUES     EBITDA      INCOME                                      REVENUES     EBITDA      INCOME
- --------     ------     ---------                                    --------     ------     ---------
  $655        $161        $ 122   .............. Gaming ............   $528        $111        $  72

     Gaming's 1996 six month results reflect the impact of the January 30, 1995 acquisition of Caesars as well as the impact of opening two additional casinos in Halifax and Sydney, Nova Scotia during the second and third quarters of 1995, respectively. Gaming's 1996 results reflect increased slot play, reduced costs and operating efficiencies, with especially strong improvements recorded at Caesars Las Vegas and Atlantic City properties.

 SIX MONTHS ENDED JUNE 30, 1996                                         SIX MONTHS ENDED JUNE 30, 1995
- ---------------------------------                                      ---------------------------------
                        OPERATING                                                              OPERATING
REVENUES     EBITDA      INCOME                                        REVENUES     EBITDA      INCOME
- --------     ------     ---------                                      --------     ------     ---------
  $399        $124        $ 110   ........ Information Services ......   $394        $113        $ 100

     Revenues at ITT World Directories were basically unchanged as operational increases were offset by the impacts of foreign exchange. EBITDA and operating income continued to improve due mainly to continuing cost controls throughout the organization.

     ITT Educational Services revenues increased 14% due to tuition price increases, expanded curriculum and increased census which more than offset the cost of newly opened schools and increased marketing efforts.

LIQUIDITY AND CAPITAL RESOURCES

     The Corporation's EBITDA increased 20% in the 1996 six months reflecting earnings growth in all business segments as well as the continuing benefits of management's cost rationalization strategies and the accretive impact of the Caesars acquisition. These cash flows are expected to be sufficient to service indebtedness, satisfy tax obligations and cover maintenance capital expenditures and other liquidity needs. Additional liquidity needs would be funded through traditional debt or equity financing, asset sales or any combination thereof.

     Cash from operating activities, as defined by Statement of Accounting Standards No. 95 ("SFAS 95"), decreased to $184 in the 1996 six months from $234 in the 1995 period due primarily to changes in working capital requirements. The SFAS definition of cash from operating activities differs from EBITDA largely due to the inclusion of interest, income taxes and changes in working capital.

     On May 2, 1996, the Corporation sold 2.1 million shares, or about 22%, of its holdings in Alcatel Alsthom for approximately $200. Proceeds from this sale were used for general corporate purposes, including debt reduction. After giving effect to this sale, the Corporation owns approximately 7.3 million, or approximately 4.8%, of the outstanding capital shares of Alcatel Alsthom.

     On June 27, 1996, the Corporation announced the details of its planned gaming expansion program. The program consists of a combination of casino expansion and new construction in both Las Vegas, NV and Atlantic City, NJ as well as the construction of a riverboat casino in Harrison County, IN. Construction on certain of these projects has commenced with capital spending estimated to be approximately $400, $1,300 and $1,000 in 1996, 1997 and 1998, respectively. Management anticipates funding this program through operating cash flow, debt or equity financing, asset sales or any combination thereof.

     Capital expenditures totaled $239 in the 1996 six months, 51% and 34% at the Hotels and Gaming segments, respectively, compared with $207 in the 1995 period, with 74% and 22% attributable to the Hotels and Gaming segments, respectively. In addition, the Corporation completed the acquisitions of Caesars ($1.76 billion) and a 50% interest in businesses which comprise Madison Square Garden ($.6 billion) in January and March, 1995, respectively.

     External borrowings were $3.8 billion at June 30, 1996 and December 31, 1995 as capital requirements were offset by funds generated from operations and the sale of a portion of the Corporation's Alcatel Alsthom stock holdings. Additionally, on July 1, 1996, the Corporation, in partnership with Dow Jones & Company, paid $105 in connection with its acquisition of WBIS+ (formerly WNYC-TV). This transaction was funded through existing debt facilities.

                          PART II.  OTHER INFORMATION

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At ITT's annual meeting of shareholders held on May 14, 1996, the persons whose names are set forth below were elected as directors. The relevant voting information for each person is set forth opposite his or her name:

                                                            VOTES CAST
                                                    --------------------------     BROKER
                                                        FOR          WITHHELD     NONVOTES
                                                    ------------    ----------    --------
    Bette B. Anderson.............................   100,356,137       288,619        0
    Rand V. Araskog...............................   100,252,115       392,641        0
    Nolan D. Archibald............................   100,371,192       273,564        0
    Robert A. Bowman..............................   100,362,713       282,043        0
    Robert A. Burnett.............................   100,292,935       351,821        0
    Paul G. Kirk, Jr..............................    99,268,346     1,376,410        0
    Edward C. Meyer...............................   100,352,869       291,887        0
    Benjamin F. Payton............................   100,322,553       322,203        0
    Vin Weber.....................................   100,314,063       330,693        0
    Margita E. White..............................   100,364,851       279,905        0
    Kendrick R. Wilson III........................    98,631,832     2,012,924        0

     In addition to the election of directors, the following matters were acted upon:

     (a) The reappointment of Arthur Andersen LLP as independent auditors for 1996 was ratified by a vote of 100,303,354 shares in favor, 147,156 shares against and, 194,246 shares abstained.

     (b) The ITT Corporation Annual Performance-Based Incentive Plan for Executive Officers was approved by a vote of 97,258,454 shares in favor, 2,716,953 shares against and, 669,348 shares abstained.

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

August 13, 1996

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

  3.3    Amended and Restated By-Laws.............  Filed herewith.

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

  4.5    Other instruments defining rights of
           security holders, including
           indentures.............................  The Registrant hereby agrees to file with the Commission a copy of any instrument
                                                      defining the rights of long-term debt
                                                      holders of the Registrant and its
                                                      consolidated subsidiaries upon the
                                                      request of the Commission.

 10.1    Distribution Agreement among ITT
           Industries, Inc., the Registrant and
           ITT Hartford Group,Inc.................  Incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form
                                                      10-K for the year ended December 31,
                                                      1995 (File No. 1-13960).

 10.2    Intellectual Property License Agreement
           between and among ITT Industries, Inc.,
           the Registrant and ITT Hartford Group,
           Inc....................................  Incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on Form
                                                      10-K for the year ended December 31,
                                                      1995 (File No. 1-13960).

 10.3    Trademark Assignment Agreement between
           ITT Industries, Inc. and the
           Registrant.............................  Incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form
                                                      10-K for the year ended December 31,
                                                      1995 (File No. 1-13960).

EXHIBIT
NUMBER                  DESCRIPTION                                 LOCATION
 10.4    License Assignment Agreement between ITT
           Industries, Inc. and the Registrant....  Incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form
                                                      10-K for the year ended December 31,
                                                      1995 (File No. 1-13960).

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

 10.7    Tax Allocation Agreement among ITT
           Industries, Inc., the Registrant and
           ITT Hartford Group, Inc................  Incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form
                                                      10-K for the year ended December 31,
                                                      1995 (File No. 1-13960).
 10.8    Employee Benefit Services and Liability
           Agreement among ITT Industries, Inc.,
           the Registrant and ITT Hartford Group,
           Inc....................................  Incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form
                                                      10-K for the year ended December 31,
                                                      1995 (File No. 1-13960).
 10.9    Form of ITT Corporation 1996 Restricted
           Stock Plan for Non-Employee
           Directors..............................  Incorporated by reference to Exhibit 10.9 to the Registrant's Annual Report on Form
                                                      10-K for the year ended December 31,
                                                      1995 (File No. 1-13960).
 10.10   Form of indemnification agreement with
           members of the Board of Directors......  Incorporated by reference to Exhibit
                                                    10.10 to the Registrant's Form 10 dated
                                                      September 18, 1995 (File No. 1-13960).
 10.11   Form of 1995 ITT Corporation Incentive
           Stock Plan.............................  Incorporated by reference to Exhibit
                                                    10.11 to the Registrant's Form 10 dated
                                                      September 18, 1995 (File No. 1-13960).
 10.12   Form of ITT Corporation Senior Executive
           Severance Pay Plan.....................  Incorporated by reference to Exhibit
                                                    10.12 to the Registrant's Form 10 dated
                                                      September 18, 1995 (File No. 1-13960).
 10.13   Form of R.V. Araskog employment
           agreement..............................  Incorporated by reference to Exhibit
                                                    10.13 to the Registrant's Form 10 dated
                                                      September 18, 1995 (File No. 1-13960).
 10.14   364-Day Competitive Advance and Revolving
           Credit Facility Agreement dated as of
           November 10, 1995 among the Registrant,
           the lenders parties thereto and
           Chemical Bank, as administrative
           agent..................................  Incorporated by reference to Exhibit
                                                    10.14 to the Registrant's Annual Report
                                                      on Form 10-K for the year ended
                                                      December 31, 1995 (File No. 1-13960).

EXHIBIT
NUMBER                  DESCRIPTION                                 LOCATION
 10.15   Five-Year Competitive Advance and
           Revolving Credit Facility Agreement
           dated as of November 10, 1995 among the
           Registrant, the lenders parties thereto
           and Chemical Bank, as issuing bank and
           administrative agent...................  Incorporated by reference to Exhibit
                                                      10.15 to the Registrant's Annual Report
                                                      on Form 10-K for the year ended
                                                      December 31, 1995 (File No. 1-13960).

 11      Statement re computation of per share
           earnings...............................  None.

 12      Statement re computation of ratios.......  Filed herewith.

 15      Letter re unaudited interim financial
           information............................  None.

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