Form 10-Q
period 1996-09-30
ITT CORP /NV/
filed 1996-11-12
CIK 1001149

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 1-13960

                            ------------------------

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

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                               Yes X      No ___

     As of November 6, 1996 there were outstanding 116.4 million shares of common stock, no par value, of the registrant.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                ITT CORPORATION

                               TABLE OF CONTENTS

  ITEM                                                                                   PAGE
---------                                                                                ----
  PART I.   FINANCIAL INFORMATION:
       1.   Financial Statements:
            Consolidated Income --
            Third Quarter and Nine Months Ended September 30, 1996 and 1995..........       2
            Consolidated Balance Sheet --
            September 30, 1996 and December 31, 1995.................................       3
            Consolidated Cash Flow --
            Nine Months Ended September 30, 1996 and 1995............................       4
            Notes to Financial Statements............................................       5
            Business Segment Information.............................................       7
       2.   Management's Discussion and Analysis of Financial Condition and Results
            of Operations............................................................       8

  PART II.  OTHER INFORMATION:

       6.   Exhibits and Reports on Form 8-K.........................................      13
            Signature................................................................    II-1
            Exhibit Index............................................................    II-2

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

                        ITT CORPORATION AND SUBSIDIARIES

                              CONSOLIDATED INCOME
                        (IN MILLIONS EXCEPT FOR SHARES)

                                                                                NINE MONTHS ENDED
                                                            THIRD QUARTER         SEPTEMBER 30,
                                                          -----------------     -----------------
                                                           1996       1995       1996       1995
                                                          ------     ------     ------     ------
Revenues..............................................    $1,665     $1,624     $4,805     $4,558
Costs and expenses:
  Salaries, benefits and other operating..............     1,208      1,153      3,468      3,321
  Selling, general and administrative.................       203        289        613        662
  Depreciation and amortization.......................        69         53        197        181
                                                          ------     ------     ------     ------
                                                           1,480      1,495      4,278      4,164
                                                          ------     ------     ------     ------
                                                             185        129        527        394
Interest expense, net.................................       (53)       (61)      (171)      (218)
Miscellaneous income, net.............................         1          3          9         12
                                                          ------     ------     ------     ------
                                                             133         71        365        188
Income tax expense....................................       (53)       (14)      (153)       (69)
Minority equity.......................................       (13)        (7)       (29)       (16)
                                                          ------     ------     ------     ------
Net income............................................    $   67     $   50     $  183     $  103
                                                          ======     ======     ======     ======
Earnings per share (Pro Forma for 1995 --
  See Notes to Financial Statements)..................    $  .57     $  .42     $ 1.54     $  .87
                                                          ======     ======     ======     ======
Weighted average common equivalent shares (Pro Forma
  for 1995 -- See Notes to Financial Statements)......     118.2      117.2      118.4      117.2
                                                          ======     ======     ======     ======

The accompanying notes to financial statements are an integral part of the above statement.

                        ITT CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                        (IN MILLIONS EXCEPT FOR SHARES)

                                                                       SEPTEMBER 30,   DECEMBER 31,
                                                                           1996            1995
                                                                       -------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents..........................................     $   175         $  177
  Marketable securities..............................................         631             --
  Receivables, net...................................................         709            784
  Inventories........................................................          97             86
  Prepaid expenses and other.........................................         124             96
                                                                           ------         ------
     Total current assets............................................       1,736          1,143
Plant, property and equipment, net...................................       4,609          3,979
Investments..........................................................         966          1,757
Goodwill, net........................................................       1,333          1,332
Long-term receivables, net...........................................         174            150
Other assets.........................................................         349            331
                                                                           ------         ------
                                                                          $ 9,167         $8,692
                                                                           ======         ======
LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
  Accounts payable...................................................     $   282         $  309
  Accrued expenses...................................................         614            695
  Notes payable and current maturities of long-term debt.............         289            265
  Other current liabilities..........................................         165            161
                                                                           ------         ------
     Total current liabilities.......................................       1,350          1,430
Long-term debt.......................................................       3,875          3,575
Deferred income taxes................................................         184            141
Other liabilities....................................................         427            350
Minority interest....................................................         284            260
                                                                           ------         ------
                                                                            6,120          5,756
                                                                           ------         ------
Stockholders Equity:
  Common stock: authorized 200,000,000 shares, no par or stated
     value, outstanding 116,350,260 and 117,196,370 shares,
     respectively....................................................       2,896          2,944
  Cumulative translation adjustment..................................          (5)            --
  Unrealized loss on securities, net of tax..........................         (19)            --
  Retained earnings/(accumulated deficit)............................         175             (8)
                                                                           ------         ------
     Total stockholders equity.......................................       3,047          2,936
                                                                           ------         ------
                                                                          $ 9,167         $8,692
                                                                           ======         ======

The accompanying notes to financial statements are an integral part of the above statement.

                        ITT CORPORATION AND SUBSIDIARIES

                             CONSOLIDATED CASH FLOW
                                 (IN MILLIONS)

                                                                           NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                          -------------------
                                                                          1996         1995
                                                                          -----       -------
OPERATING ACTIVITIES
Net income..............................................................  $ 183       $   103
Adjustments to net income:
  Depreciation and amortization.........................................    197           181
  Provision for doubtful receivables....................................     38            47
Changes in working capital:
  Accounts receivable...................................................     (5)         (103)
  Inventories...........................................................    (12)           (7)
  Accounts payable......................................................    (32)           32
  Accrued expenses......................................................      7            46
Accrued and deferred taxes..............................................      2            55
Other, net..............................................................    (24)           37
                                                                          -----       -------
  Cash from operating activities........................................    354           391
                                                                          -----       -------
INVESTING ACTIVITIES
Additions to plant, property and equipment..............................   (359)         (321)
Proceeds from divestments...............................................    242             1
Acquisitions, net of acquired cash......................................   (299)       (2,208)
Other, net..............................................................    (39)           80
                                                                          -----       -------
  Cash used for investing activities....................................   (455)       (2,448)
                                                                          -----       -------
FINANCING ACTIVITIES
Short-term debt, net....................................................      5           (19)
Long-term debt issued...................................................    206            64
Long-term debt repaid...................................................    (56)         (143)
Repurchase of common stock..............................................    (57)           --
Change in investments and advances from ITT Industries, Inc.*...........     --         2,424
Other, net..............................................................      2            10
                                                                          -----       -------
  Cash from financing activities........................................    100         2,336
                                                                          -----       -------
EXCHANGE RATE EFFECT ON CASH AND CASH EQUIVALENTS.......................     (1)           --
                                                                          -----       -------
(Decrease)/Increase in cash and cash equivalents........................     (2)          279
Cash and cash equivalents -- Beginning of period........................    177           191
                                                                          -----       -------
Cash and cash equivalents -- End of period..............................  $ 175       $   470
                                                                          =====       =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest..............................................................  $ 158       $   263
                                                                          =====       =======
  Income Taxes..........................................................  $ 144       $    45
                                                                          =====       =======

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

                         NOTES TO FINANCIAL STATEMENTS
                     (DOLLARS IN MILLIONS EXCEPT PER SHARE)

1) BASIS OF PRESENTATION

     ITT Corporation ("ITT" or the "Corporation") is one of the world's largest hotel and gaming companies. ITT's principal lines of business are hotels, gaming and information services. The hotels segment is comprised of a worldwide hospitality network of over 400 full-service hotels serving three markets: luxury, upscale and mid-price. ITT's hotel operations are represented in nearly every major world market. ITT's gaming operations are located in several key domestic jurisdictions. ITT also operates various hotel/casino ventures outside the United States. ITT's information services segment publishes telephone directories in many countries outside the United States and provides post-secondary career education in the United States.

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

2) GAMING OPERATIONS

     Casino revenues represent the net win from gaming wins and losses. Revenues exclude the retail value of rooms, food, beverage, entertainment and other promotional allowances provided on a complimentary basis to customers. The estimated retail value of the promotional allowances was $38 and $48 for the third quarter of 1996 and 1995 and $121 and $104 for the nine months ended September 30, 1996 and 1995, respectively. The estimated cost of such promotional allowances was $27 and $34 for the third quarter of 1996 and 1995 and $83 and $73 for the nine months ended September 30, 1996 and 1995, respectively, and have been included in costs and expenses.

     Revenues and costs and expenses of the Gaming operations are comprised of the following:

                                                                               NINE MONTHS
                                                                                  ENDED
                                                            THIRD QUARTER     SEPTEMBER 30,
                                                            -------------     -------------
                                                            1996     1995     1996     1995
                                                            ----     ----     ----     ----
    Revenues
      Gaming..............................................  $264     $318     $790     $744
      Rooms...............................................    17       21       53       53
      Food and beverage...................................    19       21       58       53
      Other operations....................................    25       26       79       64
                                                            ----     ----     ----     ----
              Total.......................................  $325     $386     $980     $914
                                                            ====     ====     ====     ====
    Costs and Expenses
      Gaming..............................................  $146     $154     $448     $389
      Rooms...............................................     5        6       18       18
      Food and beverage...................................    19       17       54       49
      Other operations....................................    17       34       42       59
      Selling, general and administrative.................    54       49      159      144
      Depreciation and amortization.......................    19       25       58       64
      Provision for doubtful accounts.....................     8       20       22       38
                                                            ----     ----     ----     ----
              Total.......................................  $268     $305     $801     $761
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

     The following pro forma summary for the nine months ended September 30, 1995 presents information as if the acquisitions of Caesars and MSG had occurred as of January 1, 1995:

        Net revenues........................................................  $4,640
        Net income..........................................................  $   88
                                                                              ======
        Income per share....................................................  $  .74
                                                                              ======

     The pro forma information is not necessarily indicative of the results that would have occurred had such acquisitions taken place at the beginning of the year.

4) EARNINGS PER SHARE

     Earnings per share in the 1995 third quarter, nine months and through the Distribution Date were computed based upon the number of ITT common shares that were outstanding on the Distribution Date.

5) MARKETABLE SECURITIES

     The existing restrictions on the Corporation's investment in Alcatel Alsthom shares expire in July, 1997. Accordingly, this investment is being carried at fair value and has been classified as "available for sale" in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities".

6) RECEIVABLES

     Current receivables of $709 and $784 at September 30, 1996 and December 31, 1995, including current maturities of notes receivable, are reported net of allowances for doubtful accounts of $118 and $106.

     Long-term receivables of $174 and $150 at September 30, 1996 and December 31, 1995, are net of allowances for doubtful accounts of $92 and $98, exclude current maturities of $28 and $21.

7) PLANT, PROPERTY AND EQUIPMENT

     Plant, property and equipment consists of the following:

                                                                 SEPTEMBER 30,     DECEMBER 31,
                                                                     1996              1995
                                                                 -------------     ------------
    Land and improvements......................................     $ 1,326           $1,178
    Buildings and improvements.................................       2,566            2,311
    Machinery, furniture, fixtures and equipment...............         985              789
    Construction work in progress..............................         384              250
    Other......................................................         119               97
                                                                     ------           ------
                                                                      5,380            4,625
    Less -- accumulated depreciation and amortization..........        (771)            (646)
                                                                     ------           ------
                                                                    $ 4,609           $3,979
                                                                     ======           ======

8) RECLASSIFICATIONS

     Certain amounts in the 1995 financial statements have been reclassified to conform to the current year presentation.

                          BUSINESS SEGMENT INFORMATION
                                 (IN MILLIONS)

     Business segment information is as follows:

                                                                                   INCOME
                REVENUES                                               ------------------------------
  ------------------------------------
                                                                          THIRD
   THIRD QUARTER        NINE MONTHS                                      QUARTER        NINE MONTHS
  ----------------    ----------------                                 ------------    --------------
   1996      1995      1996      1995                                  1996    1995    1996     1995
  ------    ------    ------    ------                                 ----    ----    -----    -----
                                          Hotels....................
  $1,104    $1,034    $3,190    $3,046                                 $ 84    $  5    $ 242    $ 109
                                          Gaming....................
     325       386       980       914                                   57      81      179      153
                                          Information Services......
     236       204       635       598                                   65      31      175      131
  ------    ------    ------    ------                                 ----    ----    -----    -----
                                          Total Segments............
   1,665     1,624     4,805     4,558                                  206     117      596      393
                                          Other.....................
      --        --        --        --                                  (21)     12      (69)       1
  ------    ------    ------    ------                                 ----    ----    -----    -----
   1,665     1,624     4,805     4,558                                  185     129      527      394
                                          Interest expense, net.....    (53)    (61)    (171)    (218)
                                          Miscellaneous income,
                                          net.......................      1       3        9       12
                                          Income tax expense........    (53)    (14)    (153)     (69)
                                          Minority equity...........    (13)     (7)     (29)     (16)
  ------    ------    ------    ------                                 ----    ----    -----    -----
  $1,665    $1,624    $4,805    $4,558                                 $ 67    $ 50    $ 183    $ 103
            ======    ======    ======                                 ====    ====    =====    =====

The accompanying notes to financial statements are an integral part of the above statement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (DOLLARS IN MILLIONS UNLESS OTHERWISE STATED)

RESULTS OF OPERATIONS

  THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1995

     Revenues of $1,665 in the 1996 third quarter increased 3% on an overall basis compared with $1,624 in 1995. Hotels revenues rose 7% driven by strong average daily rate increases, particularly in owned and leased properties. Revenues at ITT World Directories, Inc. ("ITT World Directories") increased 16% due primarily to the acquisition of Maister Directories, a South African concern acquired in November, 1995. ITT Educational Services, Inc. ("ITT Educational Services") revenues increased 16% due to tuition price increases, an expanded curriculum and increased census. Gaming revenues decreased 16% due to several factors. Results from the Corporation's premium play business in both Las Vegas properties declined substantially compared with the 1995 quarter. In addition, construction disruption from ongoing casino expansion projects and increased competition in the Tunica, Mississippi market negatively impacted results.

     Salaries, benefits and other operating costs increased 5% in the quarter to $1,208 from $1,153 in 1995, primarily representing the costs of acquired hotel properties. Overall, salaries, benefits and other operating costs represented 73% of revenues in 1996, compared with 71% in the 1995 quarter.

     Selling, general and administrative expenses decreased 30% to $203 in 1996 compared with $289 in 1995. Included in the 1995 quarter is a charge of $80 for severance and other costs associated with restructuring the headquarters of the Hotels and Information Services business segments and a benefit of $23 representing the reimbursement of overhead expenses related to world headquarters by the entities that comprised Old ITT prior to the Distribution ("service fee income"). Excluding the impact of these items, selling, general and administrative expenses declined 13% from the prior period, reflecting management's continuing commitment to cost containment.

     Excluding the restructuring charge and service fee income, the Corporation generated earnings before interest, taxes, depreciation and amortization ("EBITDA") of $254 in the 1996 quarter compared with $239 in the 1995 quarter, a 6% improvement. This improvement reflects significant increases in average room rates, particularly in owned and leased properties, the benefits from acquisitions in both the Hotels and Information Services segments and operational improvements somewhat offset by the decline in Gaming. Depreciation and amortization increased 30% compared with the prior period due to the impact of the acquisitions discussed above and the Corporation's method of allocating such costs prior to the Distribution. Operating income increased 5% when excluding the impacts of the depreciation and amortization allocation, the restructuring charge and service fee income.

     Net interest expense decreased significantly in the 1996 third quarter. However, during 1995 Old ITT allocated certain indebtedness between ITT and ITT Industries, Inc. ("ITT Industries") in anticipation of the Distribution. As a result of such allocation, the interest expense reflected in the 1995 third quarter is not necessarily indicative of the interest expense which ITT would have incurred if ITT was an independent entity during such period.

     Income tax expense increased in 1996 on higher pretax earnings. In addition, during the 1995 third quarter, ITT and ITT Industries allocated certain tax attributes of Old ITT between the companies in anticipation of the Distribution. Such allocation reflects results which are not necessarily indicative of the income tax expense which ITT would have incurred if ITT was an independent entity during such period.

     The minority equity represents the net income attributable to the minority shareholders of Ciga, S.p.A., ITT World Directories and ITT Educational Services.

BUSINESS SEGMENTS

     Revenues, EBITDA and operating income, excluding the effects of overhead, restructuring charges ($51 in Hotels and $29 in Information Services)and minority equity, for each of ITT's three major business segments were as follows:

THREE MONTHS ENDED SEPTEMBER                                     THREE MONTHS ENDED SEPTEMBER
          30, 1996                                                         30, 1995
-----------------------------                                    -----------------------------
                    OPERATING                                                        OPERATING
REVENUES   EBITDA    INCOME                                      REVENUES   EBITDA    INCOME
--------   ------   ---------                                    --------   ------   ---------
 $1,104     $125       $84      Hotels.........................   $1,034     $ 87       $56

     Hotels' 1996 third quarter results reflect average rate increases of 11% at owned and leased properties throughout the world. The average rate gains at these properties contributed to a 9% increase in revenue per available room ("REVPAR")from $97 in 1995 to $106 in 1996, and was the primary contributor to a 14% revenue increase in these properties from the prior period. Improvements in the owned and leased properties have a greater impact on the Hotels segment results than do improvements in managed properties, where the majority of the improvements are realized by those property owners. Despite strong rate gains, managed property revenues increased by only 3% from the prior period due to the termination of several hotel management contracts. EBITDA and operating income growth were generated primarily in the major geographic areas in which the Corporation has invested most heavily, most notably North America. Management continues to aggressively pursue profitable expansion opportunities while optimizing cost saving initiatives in each of its market segments.

THREE MONTHS ENDED SEPTEMBER                                     THREE MONTHS ENDED SEPTEMBER
          30, 1996                                                         30, 1995
-----------------------------                                    -----------------------------
                    OPERATING                                                        OPERATING
REVENUES   EBITDA    INCOME                                      REVENUES   EBITDA    INCOME
--------   ------   ---------                                    --------   ------   ---------
 $  325     $ 76       $57      Gaming.........................   $  386     $106       $81

     Gaming's 1996 third quarter results were negatively impacted by several factors which contributed to results which were significantly below the 1995 quarter. The Corporation experienced a substantial decline in its premium play business at both of its Las Vegas, Nevada properties. In addition, the Corporation is continuing to examine ways to reduce construction disruption at Caesars Palace, Caesars Atlantic City and the Desert Inn, as construction negatively impacted performance at Caesars Palace and the Desert Inn during the third quarter of 1996 and is expected to continue to have a negative impact on performance until the completion of each project. These negative impacts are expected to primarily result from the noise, appearance and physical condition of the properties caused by the construction and, to a lesser extent, a slight reduction in the number of available rooms at Caesars Palace and Caesars Atlantic City during certain phases of those projects. A discussion of the Corporation's program to upgrade and expand its existing gaming operations is contained under "Liquidity and Capital Resources".

     The performance of the Corporation's Sheraton Casino in Tunica, Mississippi, was adversely affected in the 1996 third quarter as a result of additional competition in the Tunica market. The Corporation expects that this competition will continue and, as a result, is examining ways to increase the competitiveness of its Tunica property.

THREE MONTHS ENDED SEPTEMBER                                     THREE MONTHS ENDED SEPTEMBER
          30, 1996                                                         30, 1995
-----------------------------                                    -----------------------------
                    OPERATING                                                        OPERATING
REVENUES   EBITDA    INCOME                                      REVENUES   EBITDA    INCOME
--------   ------   ---------                                    --------   ------   ---------
 $  236     $ 72       $65      Information Services...........   $  204     $ 65       $60

     Revenues at ITT World Directories increased 16 percent primarily as a result of the contribution from Maister Directories, which was acquired in November, 1995. EBITDA and operating income continued to improve due mainly to continuing cost controls throughout the organization.

     ITT Educational Services revenues increased 16 percent due to tuition price increases, expanded curriculum and increased census which more than offset the cost of newly opened schools and increased marketing efforts.

  NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1995

     Revenues of $4,805 in the 1996 period increased 5% compared with $4,558 in 1995. All segments contributed to this increase with the largest contribution coming from Hotels as higher average room rates in owned and leased properties was the primary factor. Gaming revenues in the 1996 period benefited from the inclusion of a full nine months of results from the January, 1995 acquisition of Caesars. Revenues at ITT World Directories increased slightly due primarily to the acquisition of Maister Directories which was offset somewhat by the impacts of foreign exchange. ITT Educational Services revenues increased 14% due to tuition price increases, an expanded curriculum and increased census.

     Salaries, benefits and other operating costs increased 4% in the nine months to $3,468 from $3,321. Overall, salaries, benefits and other operating costs represented 72% of revenues in 1996, down from 73% in the 1995 period. This decrease reflects management's ongoing cost containment programs as well as increases in average room rates primarily at the Corporation's owned and leased hotels outpacing the increase in costs.

     Selling, general and administrative expenses decreased 7% to $613 in 1996 compared with $662 in 1995. Included in the 1995 nine months is a charge of $80 for severance and other costs associated with restructuring the headquarters of the Hotels and Information Services business segments and a benefit of $75 representing service fee income. Excluding the impact of these items, selling, general and administrative expenses declined 7% from the prior period, reflecting management's continuing commitment to cost containment.

     Excluding the restructuring charge and service fee income, the Corporation generated EBITDA of $724 in the 1996 nine months compared with $580 in 1995, a 25% improvement, while operating income rose 32% in the period. These improvements reflect significant increases in average room rates, particularly in owned and leased properties, the benefits from acquisitions in both the Hotels and Information Services business segments and operational improvements as previously discussed. Depreciation and amortization increased 9% compared with the prior period due to the impact of the acquisitions discussed above.

     Net interest expense decreased significantly in the 1996 period. However, during 1995, Old ITT allocated certain indebtedness between ITT and ITT Industries in anticipation of the Distribution. As a result of such allocation, the interest expense reflected in the 1995 nine months is not necessarily indicative of the interest expense that ITT would have incurred if ITT was an independent entity during such period.

     Income tax expense increased in 1996 on higher pretax earnings. In addition, during the 1995 nine months, ITT and ITT Industries allocated certain tax attributes of Old ITT between the companies in anticipation of the Distribution. Such allocation reflects results which are not necessarily indicative of the income tax expense which ITT would have incurred if ITT was an independent entity during such period.

     The minority equity represents the net income attributable to the minority shareholders of Ciga, S.p.A., ITT World Directories and ITT Educational Services.

BUSINESS SEGMENTS

     Revenues, EBITDA and operating income, excluding the effects of overhead, restructuring charges ($51 in Hotels and $29 in Information Services) and minority equity, for each of ITT's three major business segments were as follows:

 NINE MONTHS ENDED SEPTEMBER                                      NINE MONTHS ENDED SEPTEMBER
          30, 1996                                                         30, 1995
-----------------------------                                    -----------------------------
                    OPERATING                                                        OPERATING
REVENUES   EBITDA    INCOME                                      REVENUES   EBITDA    INCOME
--------   ------   ---------                                    --------   ------   ---------
 $3,190     $355      $ 242     Hotels.........................   $3,046     $253      $ 160

     Hotels' 1996 nine months results reflect a significant increase in REVPAR in the Corporation's owned and leased properties from $95 in 1995 to $104 in 1996, a 10% increase. This increase was the primary contributor to a 13% revenue increase in these properties from the 1995 period. Despite strong rate gains, managed property revenues were basically unchanged from the prior period due to the termination of several hotel management contracts. EBITDA and operating income growth were generated primarily in the major geographic areas in which the Corporation has invested most heavily, most notably North America. Management continues to aggressively pursue profitable expansion opportunities while optimizing cost saving initiatives in each of its market segments.

 NINE MONTHS ENDED SEPTEMBER                                      NINE MONTHS ENDED SEPTEMBER
          30, 1996                                                         30, 1995
-----------------------------                                    -----------------------------
                    OPERATING                                                        OPERATING
REVENUES   EBITDA    INCOME                                      REVENUES   EBITDA    INCOME
--------   ------   ---------                                    --------   ------   ---------
 $  980     $237      $ 179     Gaming.........................   $  914     $217      $ 153

     Gaming's 1996 nine month results reflect the impact of the January 30, 1995 acquisition of Caesars and the impact of opening two additional casinos in Halifax and Sydney, Nova Scotia during the second and third quarters of 1995, respectively. The contributions from these properties as well as the benefits of cost reductions and ongoing operating efficiencies were substantially offset by several factors which negatively impacted the 1996 third quarter and which were previously discussed herein.

 NINE MONTHS ENDED SEPTEMBER                                      NINE MONTHS ENDED SEPTEMBER
          30, 1996                                                         30, 1995
-----------------------------                                    -----------------------------
                    OPERATING                                                        OPERATING
REVENUES   EBITDA    INCOME                                      REVENUES   EBITDA    INCOME
--------   ------   ---------                                    --------   ------   ---------
 $  635     $196      $ 175     Information Services...........   $  598     $178      $ 160

     Revenues at ITT World Directories increased 5% due primarily to the Maister Directories acquisition which was offset somewhat by the impacts of foreign exchange. EBITDA and operating income continued to improve due mainly to continuing cost controls throughout the organization.

     ITT Educational Services revenues increased 14% due to tuition price increases, expanded curriculum and increased census which more than offset the cost of newly opened schools and increased marketing efforts.

LIQUIDITY AND CAPITAL RESOURCES

     The Corporation's EBITDA increased 25% in the 1996 nine months reflecting earnings growth in all business segments, the continuing benefits of management's cost rationalization strategies and the accretive impact of the Caesars acquisition. These cash flows are expected to be sufficient to service indebtedness, satisfy tax obligations and fund maintenance capital expenditures and other liquidity needs. Additional liquidity needs would be funded through traditional debt or equity financing, asset sales or any combination thereof.

     Cash from operating activities, as defined by Statement of Accounting Standards No. 95 ("SFAS 95"), decreased to $354 in the 1996 nine months from $391 in the 1995 period due primarily to changes in working capital requirements. The SFAS definition of cash from operating activities differs from EBITDA largely due to the inclusion of interest, income taxes and changes in working capital.

     On May 2, 1996, the Corporation sold 2.1 million shares, or about 22%, of its holdings in Alcatel Alsthom for approximately $200. Proceeds from this sale were used for general corporate purposes, including debt reduction. After giving effect to this sale, the Corporation owns approximately 7.5 million, or approximately 5%, of the outstanding capital shares of Alcatel Alsthom.

     On June 27, 1996, the Corporation announced an extensive capital expenditure program to upgrade and expand its existing gaming operations. Approximately $1.2 billion is expected to be invested in Caesars Palace in Las Vegas, Nevada, and Caesars Atlantic City in Atlantic City, New Jersey. The Corporation is also in the process of renovating the Desert Inn in Las Vegas. This renovation commenced in 1995 and is expected to be completed in the third quarter of 1997 with a total cost of approximately $160. In addition to the expansion of existing gaming operations, the Corporation has announced that: (i) it has entered into an agreement in principle with Planet Hollywood International, Inc. to form a joint venture to construct, develop, manage and operate two "Planet Hollywood" themed casino resort hotels at a cost of approximately $1.0 billion and (ii) it will construct a riverboat casino and a hotel in Harrison County, Indiana at a cost of approximately $230.

     Construction on certain of these projects has commenced with capital spending estimated to be approximately $200, $1,000, $1,100, and $300 in 1996, 1997, 1998 and 1999, respectively. The Corporation plans to finance this capital expenditure program from a combination of cash generated from operations, net proceeds received from the issuance of securities and the sale of non-strategic assets. These capital expenditures, and the timing of these capital expenditures, are dependent upon many factors, including business conditions during the construction period. Major construction projects such as the program described above, entail significant risks, including shortages of skilled labor or materials, unforeseen environmental, engineering or geological problems, work stoppages, weather interference, all of which could result in unanticipated cost increases and delays.

     On September 9, 1996, the Corporation exercised an option to acquire one-half of SportsChannel Associates, a partnership which owns SportsChannel New York. SportsChannel New York is a regional cable programming service owned by subsidiaries of Rainbow Programming Holdings, Inc.("Rainbow"), a subsidiary of Cablevision Systems Corporation. Subsidiaries of Rainbow and the Corporation are partners in Madison Square Garden, L.P. SportsChannel New York carries New York Mets baseball, New Jersey Nets basketball, New York Islanders hockey and New Jersey Devils hockey games. The purchase price for one-half of SportsChannel Associates is approximately $87.5 and will be paid in the form of a credit against the amounts Rainbow would need to pay the Corporation in order to equalize the partnership interests in Madison Square Garden, L.P. Immediately following the acquisition, both the Corporation and Rainbow will contribute their interests in SportsChannel Associates to Madison Square Garden, L.P. The closing of this transaction is subject to the satisfaction of various conditions. There can be no assurance that such conditions will be satisfied.

     On October 15, 1996, the Corporation received $81.25 as a partial payment of the remaining amount necessary to equalize the partnership interests of Rainbow and the Corporation in Madison Square Garden L.P. Rainbow has until March 17, 1997 to equalize its interest in Madison Square Garden, L.P. In the event that the Corporation does not acquire one-half of SportsChannel Associates, Rainbow does not equalize its interest in Madison Square Garden, L.P., and certain other conditions are met, Rainbow has the right to require the Corporation to purchase all of Rainbow's interest in Madison Square Garden, L.P.

     Capital expenditures totaled $359 in the 1996 nine months, 45% and 44% at the Hotels and Gaming segments, respectively, compared with $321 in the 1995 period, with 69% and 27% attributable to the Hotels and Gaming segments, respectively. In addition, the Corporation completed the acquisitions of Caesars ($1.76 billion) and a 50% interest in businesses which comprise Madison Square Garden ($.6 billion) in January and March, 1995, respectively.

     External borrowings were $4.16 billion and $3.84 billion at September 30, 1996 and December 31, 1995, respectively. This increase is primarily attributable to two acquisitions during the 1996 third quarter. On July 1, 1996, the Corporation paid $105 in connection with its acquisition of WBIS+ (formerly WNYC-TV) in partnership with Dow Jones & Company. In July, 1996, the Corporation acquired the remaining 50% interest in a previously managed joint venture hotel property, resulting in approximately $200 in additional indebtedness.

     In October 1996, a jury sitting in the California Superior Court, San Diego County, returned a verdict in Eldredge, et. al. v. ITT Educational Services, et. al. against both the Corporation and its subsidiary, ITT Educational Services, Inc. The plaintiffs in Eldredge, seven 1995 graduates of ITT Educational Services' school in San Diego, alleged fraud and violations of a segment of the California Education Code. In the aggregate, the plaintiffs were awarded approximately $0.2 in compensatory damages and $6.6 in punitive damages, consisting of $2.6 as against ITT Educational Services and $4.0 against the Corporation. The verdict is subject to various post-trial motions and appeal. Management believes that it is probable the verdict will ultimately be reversed, in whole or in substantial part and accordingly no provision has been recorded in the accompanying financial statements.

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

                                          ITT CORPORATION

                                          By: J.F. DANSKI

                                            ------------------------------------
                                            J.F. Danski
                                            Senior Vice President and Controller
                                            (Chief Accounting Officer)

November 12, 1996

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                  DESCRIPTION                                   LOCATION
------    ----------------------------------------    ----------------------------------------
   3.1    Restated Articles of Incorporation......    Incorporated by reference to Exhibit 3.1
                                                        to the Registrant's Amendment No. 1 to
                                                        Form 10/A dated November 13, 1995
                                                        (File No. 1-13960).
   3.2    Certificate of Amendment of Articles of
            Incorporation.........................    Incorporated by reference to Exhibit No.
                                                        1 to the Registrant's Current Report on
                                                        Form 8-K dated December 22, 1995 (File
                                                        No. 1-13960).
   3.3    Amended and Restated By-Laws............    Incorporated by reference to Exhibit 3.3
                                                        to the Registrant's Quarterly Report on
                                                        Form 10-Q for the quarterly period
                                                        ended June 30, 1996 (File No.
                                                        1-13960).
   4.1    Specimen common share certificate.......    Incorporated by reference to Exhibit 4.1
                                                        to the Registrant's Amendment No. 1 to
                                                        Form 10/A dated November 13, 1995
                                                        (File No. 1-13960).
   4.2    Rights Agreement dated as of November 1,
            1995 between the Registrant and The
            Bank of New York......................    Incorporated by reference to Exhibit 4.4
                                                        to the Registrant's Amendment No. 1 to
                                                        Form 10/A dated November 13, 1995
                                                        (File No. 1-13960).
   4.3    Form of Certificate of Voting Powers,
            Preferences and Relative
            Participating, Optional and Other
            Special Rights and Qualifications,
            Limitations or Restrictions of Series
            A Participating Cumulative Preferred
            Stock.................................    Incorporated by reference to Exhibit 4.4
                                                        (attached as Exhibit A thereto) to the
                                                        Registrant's Amendment No. 1 to Form
                                                        10/A dated November 13, 1995 (File No.
                                                        1-13960).
   4.4    Form of Right Certificate...............    Incorporated by reference to Exhibit 4.4
                                                        (attached as Exhibit B thereto) to the
                                                        Registrant's Amendment No. 1 to Form
                                                        10/A dated November 13, 1995 (File No.
                                                        1-13960).
   4.5    Other instruments defining rights of
            security holders, including
            indentures............................    The Registrant hereby agrees to file
                                                        with the Commission a copy of any
                                                        instrument defining the rights of
                                                        long-term debt holders of the
                                                        Registrant and its consolidated
                                                        subsidiaries upon the request of the
                                                        Commission.
  10.1    Distribution Agreement among ITT
            Industries, Inc., the Registrant and
            ITT Hartford Group, Inc...............    Incorporated by reference to Exhibit
                                                        10.1 to the Registrant's Annual Report
                                                        on Form 10-K for the year ended
                                                        December 31, 1995 (File No. 1-13960).

EXHIBIT
NUMBER                  DESCRIPTION                                   LOCATION
------    ----------------------------------------    ----------------------------------------
  10.2    Intellectual Property License Agreement
            between and among ITT Industries,
            Inc., the Registrant and ITT Hartford
            Group, Inc............................    Incorporated by reference to Exhibit
                                                      10.2 to the Registrant's Annual Report
                                                        on Form 10-K for the year ended
                                                        December 31, 1995 (File No. 1-13960).
  10.3    Trademark Assignment Agreement between
            ITT Industries, Inc. and the
            Registrant............................    Incorporated by reference to Exhibit
                                                      10.3 to the Registrant's Annual Report
                                                        on Form 10-K for the year ended
                                                        December 31, 1995 (File No. 1-13960).
  10.4    License Assignment Agreement between ITT
            Industries, Inc. and the Registrant...    Incorporated by reference to Exhibit
                                                      10.4 to the Registrant's Annual Report
                                                        on Form 10-K for the year ended
                                                        December 31, 1995 (File No. 1-13960).
  10.5    License Assignment Agreement among the
            Registrant, ITT Hartford Group, Inc.
            and Nutmeg Insurance Company..........    Incorporated by reference to Exhibit
                                                      10.5 to the Registrant's Annual Report
                                                        on Form 10-K for the year ended
                                                        December 31, 1995 (File No. 1-13960).
  10.6    License Assignment Agreement among the
            Registrant, Nutmeg Insurance Company
            and Hartford Fire Insurance Company...    Incorporated by reference to Exhibit
                                                      10.6 to the Registrant's Annual Report
                                                        on Form 10-K for the year ended
                                                        December 31, 1995 (File No. 1-13960).
  10.7    Tax Allocation Agreement among ITT
            Industries, Inc., the Registrant and
            ITT Hartford Group, Inc...............    Incorporated by reference to Exhibit
                                                      10.7 to the Registrant's Annual Report
                                                        on Form 10-K for the year ended
                                                        December 31, 1995 (File No. 1-13960).
  10.8    Employee Benefit Services and Liability
            Agreement among ITT Industries, Inc.,
            the Registrant and ITT Hartford Group,
            Inc...................................    Incorporated by reference to Exhibit
                                                      10.8 to the Registrant's Annual Report
                                                        on Form 10-K for the year ended
                                                        December 31, 1995 (File No. 1-13960).
  10.9    Form of ITT Corporation 1996 Restricted
            Stock Plan for Non-Employee
            Directors.............................    Incorporated by reference to Exhibit
                                                      10.9 to the Registrant's Annual Report
                                                        on Form 10-K for the year ended
                                                        December 31, 1995 (File No. 1-13960).
 10.10    Form of indemnification agreement with
            members of the Board of Directors.....    Incorporated by reference to Exhibit
                                                      10.10 to the Registrant's Form 10 dated
                                                        September 18, 1995 (File No. 1-13960).
 10.11    Form of 1995 ITT Corporation Incentive
            Stock Plan............................    Incorporated by reference to Exhibit
                                                      10.11 to the Registrant's Form 10 dated
                                                        September 18, 1995 (File No. 1-13960).
 10.12    Form of ITT Corporation Senior Executive
            Severance Pay Plan....................    Incorporated by reference to Exhibit
                                                      10.12 to the Registrant's Form 10 dated
                                                        September 18, 1995 (File No. 1-13960).

EXHIBIT
NUMBER                  DESCRIPTION                                   LOCATION
------    ----------------------------------------    ----------------------------------------
 10.13    Form of R.V. Araskog employment
            agreement.............................    Incorporated by reference to Exhibit
                                                        10.13 to the Registrant's Form 10 dated
                                                        September 18, 1995 (File No. 1-13960).
 10.14    364-Day Competitive Advance and
            Revolving Credit Facility Agreement
            dated as of November 5, 1996 among the
            Registrant, the lenders parties
            thereto and The Chase Manhattan Bank,
            as administrative agent...............    Filed herewith.
 10.15    Five-Year Competitive Advance and
            Revolving Credit Facility Agreement
            dated as of November 5, 1996 among the
            Registrant, the lenders parties
            thereto and The Chase Manhattan Bank,
            as issuing bank and administrative
            agent.................................    Filed herewith.
    11    Statement re computation of per share
            earnings..............................    None.
    12    Statement re computation of ratios......    Filed herewith.
    15    Letter re unaudited interim financial
            information...........................    None.
    18    Letter re change in accounting
            principles............................    None.
    19    Report furnished to security holders....    None.
    22    Published report regarding matters
            submitted to vote of security
            holders...............................    None.
    23    Consents of experts and counsel.........    None.
    24    Power of attorney.......................    None.
    27    Financial data schedule.................    Filed herewith.
    99    Additional exhibits.....................    None.