Form 10-K405
period 1996-12-31
ITT CORP /NV/
filed 1997-03-31
CIK 1001149

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 205490

                                -----------------

                                    FORM 10-K
                                  ANNUAL REPORT

(Mark One)
  [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the Transition period from __________ to __________

                           Commission File No. 1-13960

                                   ----------

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

                                 ---------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

     The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant on March 24, 1997, was approximately $7.0 billion.

     As of March 24, 1997, there were outstanding 116,429,113 shares of Common Stock, no par value, of the registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, are incorporated by reference in Part III of this Form 10-K.

                                TABLE OF CONTENTS

      Item                                                                  Page
      ----                                                                  ----
PART  1   Business                                                             1
 I    2   Properties                                                          21
      3   Legal Proceedings                                                   22
      4   Submission of Matters to a Vote of Security Holders                 23
      *   Executive Officers                                                  23
PART  5   Market for ITT's Common Stock and Related Stockholder Matters       24
 II   6   Selected Financial Data                                             25
      7   Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                            25
      8   Financial Statements and Supplementary Data                         31
      9   Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure                                         31
PART  10  Directors and Executive Officers                                    31
III   11  Executive Compensation                                              31
      12  Security Ownership of Certain Beneficial Owners and Management      31
      13  Certain Relationships and Related Transactions                      31
PART  14  Exhibits, Financial Statement Schedules, and Reports on
 IV          Form 8-K                                                         32

      Signatures                                                            II-1
      Exhibit Index                                                         II-2

* Included pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

                                     PART I

Item 1. Business

     ITT Corporation ("ITT", which also may be referred to as "we" or "us") is one of the world's largest hotel and gaming companies. We also own an information services business and are partners in a New York television station. We conduct these businesses through some of the most recognized brand names in the world, Sheraton, The Luxury Collection, Four Points Hotels and Caesars. We conduct our hotel and gaming businesses through ITT Sheraton Corporation ("Sheraton"), Ciga S.p.A. ("Ciga") and Caesars World, Inc. ("Caesars"). Our information services business is conducted through ITT World Directories, Inc. ("ITT World Directories") and ITT Educational Services, Inc. ("ITT Educational"). In 1996, our hotel and gaming business segments provided approximately 87% of our revenues. As part of our strategy to focus on our core hotel and gaming businesses, we recently entered into an agreement in principle to sell our 50% interest in Madison Square Garden, L.P. ("MSG") for $650 million plus the assumption of approximately $115 million of indebtedness. See "Madison Square Garden."

     Through the Sheraton, The Luxury Collection, Ciga, Four Points Hotels and Caesars brand names, we are represented in most major markets of the world. In 1996, we hosted approximately 50 million customer nights at our hotel properties in 62 countries. Sheraton is a worldwide hospitality network of 411 owned, leased, managed and franchised properties, including hotels, casinos and inns. Gaming operations are marketed under either the Caesars or Sheraton brand names and service marks and are currently represented in Las Vegas (Nevada), Atlantic City (New Jersey), Halifax (Nova Scotia), Sydney (Nova Scotia), Lake Tahoe (Nevada), Tunica (Mississippi), Lima (Peru), Cairo (Egypt), Windsor (Ontario) and Townsville (Australia). The acquisition in 1994 of 70.3% of Ciga and the acquisition or development of other key hotel properties outside the United States during recent years has enhanced our worldwide presence in hotels.

     Caesars is one of the leading companies in gaming. Caesars' flagship property is Caesars Palace in Las Vegas, Nevada. Caesars also owns and operates Caesars Atlantic City in Atlantic City, New Jersey, and Caesars Tahoe in Stateline, Nevada. In addition, Caesars owns one-half of a management company that operates Casino Windsor, which was opened in May 1994 in Windsor, Ontario. In June 1996, we announced a capital expenditure program designed to increase and enhance Caesars' future growth. As part of that program, Caesars Palace in Las Vegas and Caesars Atlantic City are being expanded and enhanced. We also expect to construct the largest riverboat in the United States. This riverboat will be located in Harrison County, Indiana, on the Ohio river, across from Louisville, Kentucky.

     On July 1, 1996, in partnership with Dow Jones & Co. ("Dow Jones"), we purchased television station WNYC-TV from The City of New York. The purchase price of $207 million was split evenly by the two companies and the partnership is managed on a 50/50 basis. The station has been renamed WBIS+ and, on January 22, 1997, introduced a new format of business and sports programming.

     ITT World Directories and ITT Educational are components of ITT Information Services. ITT World Directories, an 80%-owned subsidiary, engages in the publication of telephone directories, including classified directory services for telephone subscribers, in Europe, Asia, Africa, Puerto Rico and the United States Virgin Islands. ITT Educational, which is owned 83.3% by ITT and 16.7% by the public, operates technical colleges offering postsecondary career education.

     At December 31, 1996, we owned approximately 7.5 million shares or approximately 5% of the outstanding capital shares of Alcatel Alsthom, a French company which owns Alcatel N.V., one of the largest telecommunications equipment manufacturers in the world. In February 1997, we sold 3 million shares of Alcatel Alsthom for approximately $300 million. We have agreed to sell our remaining interest in the capital stock of Alcatel Alsthom for proceeds of approximately $530 million, subject to final settlement.

     In March 1995, MSG, a partnership between subsidiaries of ITT and Cablevision Systems Corporation ("Cablevision"), acquired the businesses of Madison Square Garden Corporation. MSG is the owner of the New York Knickerbockers basketball and New York Rangers hockey franchises as well as the Madison Square Garden arena and the MSG cable television network. On March 6, 1997, we entered into an agreement in principle to sell our 50% interest in MSG to Cablevision for $650 million plus the assumption of approximately $115 million of indebtedness. Under the terms of the agreement in principle, we will receive $500 million in cash for a 38.5% interest in MSG upon closing, which is expected to occur by mid-1997. We will also have a "put" option to require Cablevision to purchase half of our continuing 11.5% interest in MSG for $75 million on June 1, 1998 and the other half of our continuing interest for an additional $75 million on June 1, 1999 (or, if the first option is not exercised on June 1, 1988, the entire 11.5% interest for $150 million). The transaction is subject to the negotiation and execution of definitive documentation, approval of the National Basketball Association (the "NBA") and the National Hockey League (the "NHL") and certain other conditions.

     ITT was formerly a wholly owned subsidiary of a Delaware corporation known as ITT Corporation ("Old ITT"). ITT is a Nevada corporation, with World Headquarters at 1330 Avenue of the Americas, New York, NY 10019-5490 and was incorporated in 1995. On December 19, 1995, Old ITT (which has been renamed "ITT Industries, Inc.") distributed to its shareholders all of the outstanding shares of common stock of ITT and ITT Hartford Group, Inc. (the "Distribution"). We are no longer affiliated with ITT Industries, Inc. or ITT Hartford Group, Inc.

Hilton Tender Offer

     On January 31, 1997, a subsidiary of Hilton Hotels Corporation ("Hilton") commenced a tender offer (the "Hilton Offer") for 50.1% of the outstanding shares of our common stock at a price of $55 per share in cash. Hilton also announced that, if the Hilton Offer succeeds, it will merge ITT with Hilton (the "Proposed Squeeze Out Merger" and, together with the Hilton Offer, the "Hilton Transaction"). In the Proposed Squeeze Out Merger, all shares of ITT common stock not accepted in the Hilton Offer would be converted into Hilton common stock with a value of $55 per share, subject to unspecified collar provisions. On February 24, 1997, Hilton announced that it would solicit proxies from our stockholders to elect up to 25 Hilton nominees to our Board of Directors
(the "Board") and to vote in favor of certain shareholder resolutions proposed by Hilton and intended to facilitate the Hilton Transaction.

     On February 11, 1997, our Board unanimously determined that the Hilton Transaction, including the Hilton Offer, is inadequate and not in the best interests of our stockholders or ITT. Accordingly, the Board has unanimously recommended that our stockholders reject the Hilton Transaction and not tender their shares to Hilton pursuant to the Hilton Offer.

     In arriving at their decision that the Hilton Transaction, including the Hilton Offer, is inadequate and not in the best interests of our stockholders and ITT, the Board gave careful consideration to the interests of our stockholders, all other factors permitted by applicable law (including the interests of our employees, suppliers, creditors and customers; the economy of Nevada and the nation; the interests of the communities in which we operate and of society; and the long and short-term interests of ITT and its stockholders, including the possibility that these interests may be best served by our continued independence) and, among other factors, the opinions of Lazard Freres & Co. LLC and Goldman, Sachs & Co., our financial advisors, that the consideration to be received by our stockholders pursuant to the Hilton Transaction, including the Hilton Offer, is inadequate.

     The Board and the management of ITT believe that the Hilton Offer fails to recognize the inherent value of ITT. The Board concluded that the interests of ITT and our stockholders would be best served if we were to remain an independent company. In light of the Board's decisions, management of ITT, together with ITT's advisors, are continuing to refine ITT's strategic plan to focus on gaming and lodging and are actively exploring opportunities to enhance the value of ITT. As part of this process, we are taking steps to monetize or otherwise realize the value of non-core assets. The recent sale of our interest in the capital stock in Alcatel Alsthom and our agreement in principle with Cablevision for the sale of our interest in MSG are indicative of our efforts in this regard. We are also exploring possible transactions to dispose of some or all of the common stock of ITT Educational that we hold. We have also been conducting detailed reviews of our options with regard to ITT World Directories, WBIS+, The Desert Inn in Las Vegas, Nevada and The Sheraton Casino in Tunica, Mississippi. However, our Board has not taken any action relating to the disposition of the common stock of ITT Educational or options we may consider with respect to ITT World Directories, WBIS+, The Desert Inn or The Sheraton Casino.

     A detailed discussion of the Board's analysis and recommendation in respect of the Hilton Offer is contained in the statement on Schedule 14D-9 we filed with the Securities and Exchange Commission on February 12, 1997, which was distributed to stockholders and is incorporated by reference herein. We urge our stockholders to read carefully the Schedule 14D-9 in its entirety so that they will be fully informed as to the Board's recommendation.

     On March 21, 1997, Hilton cleared definitive soliciting material with the Securities and Exchange Commission through which Hilton intends to solicit proxies in connection with the business to be conducted at our annual meeting of stockholders, including the election of our Board.

BUSINESS SEGMENTS*

                                           Revenues                       Income+
                                 ---------------------------   ---------------------------
                                   1996      1995      1994      1996      1995      1994
                                   ----      ----      ----      ----      ----      ----
Hotels ........................  $ 4,433   $ 4,164   $ 3,700   $   371   $   197   $   152
Gaming ........................    1,285     1,232       176       211       202         9
Information Services ..........      879       856       833       231       178       155
                                 -------   -------   -------   -------   -------   -------
Total Segments ................    6,597     6,252     4,709       813       577       316
Other .........................     --        --        --         (85)       (9)      (24)
                                 -------   -------   -------   -------   -------   -------
                                   6,597     6,252     4,709       728       568       292
Interest expense, net .........                                   (230)     (291)     (131)
Miscellaneous income
  (expense), net...............                                      1         5       (17)
Provision for income taxes ....                                   (210)     (114)      (58)
Minority equity ...............                                    (40)      (21)      (12)
                                 -------   -------   -------   -------   -------   -------
                                 $ 6,597   $ 6,252   $ 4,709   $   249   $   147++ $    74
                                 =======   =======   =======   =======   =======   =======

* Management's Discussion and Analysis of Financial Condition and Results of Operations and the Business Segment Information included in the Notes to Financial Statements include descriptions of our business segments.

+ "Income" consists of gross profit on revenues less operating expenses incurred. "Other" includes non operating income and corporate expenses. Intercompany revenues, which are priced on an arm's-length basis, are not material.

++ Excluding restructuring charges and adjusted for a full year of Caesars, MSG and certain other one-time items, net income would have been $208.

Hotel Operations

     Our revenues from hotel operations are derived worldwide from Sheraton's owned, leased and managed hotels and our 70.3% ownership interest in Ciga, a group of luxury hotels in Europe. We also earn franchise fees by licensing the "Sheraton" and "Four Points Hotels" brands to owners of independent hotels. Revenues in the hotel business (excluding franchised hotels) are essentially a function of number of rooms, average daily rate charged for rooms and number of rooms occupied.

     Our gaming operations in hotels in the Sheraton network and the gaming operations of Caesars are discussed below under "Gaming Operations." The tables contained in this section do not include information relating to hotel/casinos owned by Sheraton or Caesars.

      The following table illustrates the sources of revenues of our hotel operations.

                                                    Year Ended     Year Ended
                                                     Dec. 31,       Dec. 31,
                                                       1996         1995 (4)
                                                    ----------     ----------
Owned and Leased Hotels...........................       33%           31%
Managed and Joint Venture Hotels (1)..............       64            66
Franchised Hotels (2).............................        1             1
Other (3).........................................        2             2
                                                        ---           ---
                                                        100%          100%
                                                        ===           ===

(1)  Includes 100% of the revenues of managed and joint venture hotels.
(2) Includes franchise fees paid to Sheraton, not revenues of franchised hotels.
(3) Other revenues primarily include revenues from reservation services and Sheraton Club International operations.
(4) Beginning January 1, 1996, results of Caesars' Pocono resorts were included in Hotel operations. The 1995 results assume that the acquisition of Caesars' Pocono resorts was completed on January 1, 1995 and have been restated for an appropriate comparison with 1996. In addition, certain other hotel property results for 1995 have been reclassified for an appropriate comparison with 1996.

Owned and Leased Hotels

     The following table illustrates for our owned and leased properties, the number of properties, available room nights, average daily occupancy rate and average daily room rate for the years ended December 31, 1996 and December 31, 1995.

                                                    Year Ended     Year Ended
                                                     Dec. 31,       Dec. 31,
                                                       1996         1995 (3)
                                                    ----------     ----------
Number of properties at year-end .........                68               68
Available room nights ....................         8,342,463        7,929,098
Average daily occupancy rate (1) .........                71%              71%
Average daily rate (2) ...................              $150             $135

(1) Occupied rooms in the period divided by rooms available for sale in the same period.
(2)  Room revenues for the period divided by rooms occupied for the same period.
(3) Beginning January 1, 1996, results of Caesars' Pocono resorts were included in Hotel operations. The 1995 results assume that the acquisition of Caesars' Pocono resorts was completed on January 1, 1995 and have been restated for an appropriate comparison with 1996. In addition, certain other hotel property results for 1995 have been reclassified for an appropriate comparison with 1996.

     The hotel properties which are owned and leased by Sheraton are, in many cases, subject to mortgage and lease indebtedness. As of December 31, 1996, the aggregate mortgage and lease indebtedness relating to these hotels was approximately $644 million. For our leased properties, a subsidiary of Sheraton generally leases the land upon which the hotel has been built and the hotel building. At the end of the lease, the buildings and other leasehold improvements revert to the landlord. Usually, a Sheraton subsidiary is responsible for repairs, maintenance, operating expenses and lease rentals and retains managerial discretion over operations. Generally, Sheraton pays a percentage rental based on total revenues or gross operating profit for the facility, but sometimes with a minimum fixed annual rent or a preferential rent. During the years ended December 31, 1996 and December 31, 1995, Sheraton paid aggregate rentals, including rentals attributable to the leased properties, of $19 million and $22 million.

     During 1996, Sheraton acquired three hotel properties: The Regent Hotel, Fiji; The Sheraton Fiji (which was previously managed by Sheraton); and The Park Lane Hotel in London. The aggregate purchase price for these hotels was approximately $135 million. Sheraton also purchased the 50% interest in Sheraton on the Park (in Sydney, Australia) not previously owned for $40 million and opened two newly-constructed hotels, the Sheraton Paris Airport Hotel (in Roissy, France) and the Sheraton Warsaw (in Warsaw, Poland). Late in 1995, Sheraton also acquired the Sheraton Skyline Hotel (in London, England) and the Sheraton Cancun (in Cancun, Mexico). These hotels are expected to further enhance Sheraton's geographic balance of owned hotels.

  Managed and Joint Venture Hotels

     Sheraton, through subsidiaries, manages, usually under long-term agreements with the owner, a number of hotels throughout the world. The following table illustrates the number of properties, available room nights, average daily occupancy rate and average daily room rate for the years ended December 31, 1996 and December 31, 1995 for the hotels managed for third parties and joint venture hotels in the Sheraton network.

                                                    Year Ended     Year Ended
                                                     Dec. 31,       Dec. 31,
                                                       1996          1995 (3)
                                                    ----------     ----------
Number of properties at year-end .........               135             134
Available room nights ....................        18,401,316      18,419,248
Average daily occupancy rate (1) .........                69%             70%
Average daily rate (2) ...................              $130            $122

(1) Occupied rooms in the period divided by rooms available for sale in the same period.
(2)  Room revenues for the period divided by rooms occupied for the same period.
(3) Certain hotel property results for 1995 have been reclassified for an appropriate comparison with 1996.

     Under its standard management agreement, Sheraton operates lodging facilities under long-term arrangements with property owners. Sheraton's responsibilities include hiring, training and supervising the managers and employees required to operate these facilities. For additional fees, Sheraton provides reservation services. Sheraton also coordinates national advertising and certain marketing and promotional services. Sheraton prepares and implements annual budgets for lodging facilities under its management and is responsible for allocating property-owner funds for periodic maintenance and repair of buildings and furnishings. Sheraton's management fee is generally based on a percentage of the hotel's total revenues, plus, in certain instances, an incentive fee based on the hotel's operating performance.

     During 1996, Sheraton invested approximately $51 million in hotel joint ventures. This amount included investments in the Beijing International Club in Beijing, China, The Sheraton Suites Santa Fe near Mexico City, Mexico, and the Hotel Imperial, which is currently under construction in Kuala Lumpur, Malaysia. In each of these projects, Sheraton owns an equity interest and is, or will be, the manager of the hotel. During 1997, Sheraton expects to continue to invest funds in hotel joint ventures which include a management contract.

     During 1996, Sheraton entered into agreements to manage 16 additional hotels, two of which were opened as of December 31, 1996. In each of these transactions, Sheraton did not invest in the ownership of the hotel. Of these 16 hotels which are now or will be managed by Sheraton, 12 are in Asia, one is in Europe, two are in the Middle East and one is in Latin America.

  Global Operations

     Sheraton's hotel operations are conducted worldwide. In North America Sheraton owns 21 properties. Generally, outside of North America, Sheraton manages hotels and, to a limited extent, invests equity in hotels. As of December 31, 1996, Sheraton had an equity interest of 50% or more in 32 properties in Europe, three properties in the Asia/Pacific region, 10 properties in Latin America and two properties in the Africa/Middle East region.

     The source of revenues, in geographic terms, of our operations (excluding revenues from gaming operations and revenues based on reservations) is set forth in the following table for the years ended

December 31, 1996 and December 31, 1995.

                                                    Year Ended     Year Ended
                                                     Dec. 31,       Dec. 31,
                                                       1996         1995 (3)
                                                    ----------     ----------
Revenues
North America (1) .............................          45%             45%
Europe ........................................          21              21
Africa/Middle East ............................           9               8
Latin America .................................           5               5
Asia/Pacific ..................................          18              19
Headquarters and Other ........................           2               2
                                                       ----            ----
      Total ...................................         100%            100%
                                                       ====            ====

EBITDA (2)
North America (1) .............................          48%             53%
Europe ........................................          27              21
Africa/Middle East ............................           3               3
Latin America .................................          12              15
Asia/Pacific ..................................          10              12
Headquarters and Other ........................          --              (4)
                                                       ----            ----
      Total ...................................         100%            100%
                                                       ====            ====

(1)  Includes franchise fees.
(2) EBITDA is used here as an alternative measure of our ability to generate cash flow and should not be construed as an alternative to operating income (as determined in accordance with generally accepted accounting principles) or to cash flow from operating activities (as determined on the Consolidated Cash Flow Statement in our Consolidated Financial
     Statements). EBITDA was computed as earnings before interest, taxes, depreciation and amortization.
(3) Beginning January 1, 1996, results of Caesars' Pocono resorts were included in Hotel operations. The 1995 results assume that the acquisition of Caesars' Pocono resorts was completed on January 1, 1995 and have been restated for an appropriate comparison with 1996.

  Franchise Business

     Sheraton franchises properties located primarily in North America. Of Sheraton's over 200 franchised hotels and inns, only 21 are located outside of North America.

     For Sheraton's franchise business (which includes properties operated under the "Four Points Hotels" name), the following table illustrates the number of properties, available room nights, average daily occupancy rate and average daily room rate for the years ended December 31, 1996 and December 31, 1995.

                                                    Year Ended     Year Ended
                                                     Dec. 31,       Dec. 31,
                                                       1996           1995
                                                    ----------     ----------
Number of properties at year-end .............             208            214
Available room nights ........................      18,867,329     19,199,826
Average daily occupancy rate (1) .............              67%            67%
Average daily rate (2) .......................             $81            $77

(1) Occupied rooms in the period divided by rooms available for sale in the same period.
(2)  Room revenues for the period divided by rooms occupied for the same period.

     Hotels which are franchised by Sheraton are permitted to operate under the "Sheraton" trade name and to use the stylized "S" and wreath service mark. Sheraton franchised hotels are generally smaller than the hotels owned, leased or managed by Sheraton. Sheraton approves certain plans for, and the location of, franchised hotels and reviews their design.

     In general, each franchisee pays Sheraton an initial minimum fee plus an additional fee for every room over 100. There is a continuing monthly license fee based on a percentage of the facility's room revenues. Although Sheraton does not directly participate in the day-to-day management or operation of its franchised hotels, Sheraton or an agent of Sheraton periodically inspects the hotels to ensure that Sheraton's standards are maintained.

     In 1995, Sheraton began offering its franchised hotel owners the opportunity to convert inns which are franchised by Sheraton to the "Four Points Hotels" name, a new mid-priced hotel brand. As of December 31, 1996, Sheraton had 46 franchised properties operating under the Four Points Hotels brand name. Of these properties, 33 were properties converted from Sheraton franchises and 13 properties were converted from competing brands. Sheraton expects that each Four Points Hotel will be operated and marketed by its owners with a view toward providing hospitality services to the business-oriented traveler.

     During 1996, we entered into 34 new franchise license agreements, of which 13 were opened as of the end of the year. Of these, seven will be operated under the Sheraton name and 27 will be operated under the Four Points Hotels name. At December 31, 1996, there were 208 franchised hotels in operation under the Sheraton and Four Points names.

Gaming Operations

     Currently, our gaming operations include Caesars Palace in Las Vegas, Nevada; Caesars Atlantic City in Atlantic City, New Jersey; Caesars Tahoe in Stateline, Nevada; The Desert Inn Resort & Casino in Las Vegas, Nevada; The Sheraton Casino in Tunica, Mississippi; and various other casino/hotel operations under Sheraton and Caesars outside the United States.

     In June 1996, we announced a capital expenditure program to upgrade and expand our existing gaming operations. As part of this program, approximately $625 million is expected to be invested at Caesars Palace and approximately $280 million is expected to be invested at Caesars Atlantic City. We are also in the process of renovating The Desert Inn Resort & Casino. In addition to the expansion of the existing gaming operations, we have an agreement in principle to form a joint venture with Planet Hollywood International, Inc. ("Planet Hollywood") to develop, construct, manage and operate "Planet Hollywood" themed casino/hotels. We have also announced that we will construct a riverboat casino and a hotel in Harrison County, Indiana. A description of these initiatives appears below.

  Caesars World

     Caesars operates three destination gaming resorts: Caesars Palace in Las Vegas, Nevada; Caesars Tahoe in Stateline, Nevada; and Caesars Atlantic City in Atlantic City, New Jersey. Caesars also owns one-half of a management company which operates Casino Windsor, a casino in Windsor, Canada which is owned by the Government of the Province of Ontario. A Caesars subsidiary operates small casinos on two cruise ships.

     Caesars Palace. Caesars Palace, which opened in 1966 as the first themed casino on the "Strip" in Las Vegas, Nevada, is a casino/hotel complex located on approximately 80 acres. At December 31, 1996, Caesars Palace had approximately 1,400 hotel rooms and suites in service, 10 restaurants, a 1,126-seat showroom, a convention complex with approximately 100,000 square feet of meeting and banquet space, numerous bars and lounges, The Forum Shops (a retail shopping arcade), health spas, and an "Omnimax" theater. Currently, its casino is approximately 118,000 square feet, and it offers wagering limits that are among the highest in Nevada. In June 1996, Caesars unveiled "Caesars Magical Empire," which combines a dining experience with a unique "magical" entertainment program and theme.

     As part of the capital expenditure program announced for our gaming operations, Caesars plans to invest approximately $625 million at Caesars Palace over two years. The project is intended to create a more attractive, exciting gaming environment, while satisfying substantial unmet room demand. The project is expected to result in the addition of approximately 1,900 guestrooms, which will increase the total number of rooms at Caesars Palace to approximately 3,300. Construction of the first of two planned room towers at Caesars Palace has begun and is expected to be completed during the fourth quarter of 1997. Construction of the second room tower is expected to begin shortly after the required approvals are obtained. Enhancements to the casino are expected to include the addition of gaming space for slot machines and table games. Other improvements are expected to include the development by a third party of the second phase of The Forum Shops with 250,000 square feet of retail space, the addition of 100,000 square feet of meeting and convention facilities, and construction of a new heath club and spa. The second phase of The Forum Shops is expected to open in the third quarter of 1997.

     For the year ended December 31, 1996, the average occupancy rate at Caesars Palace of 91% included occupancy of approximately 42% of the available rooms and suites by guests receiving complimentary rooms. The average occupancy rate at Caesars Palace was 88% and 91% for the years ended December 31, 1995 and 1994, including occupancy of 42% and 43% of the available rooms and suites by guests receiving complimentary rooms.

     Caesars Atlantic City. Caesars Atlantic City is a casino/hotel on the Boardwalk in Atlantic City, New Jersey. At December 31, 1996, it had approximately 550 rooms in service, a 78,000-square foot casino, including table games and slots, and approximately 6,000 square feet of gaming space for keno, poker and race simulcasting. It also has 12 restaurants and bars, 10,000 square feet of meeting and banquet space, a 1,100-seat showroom, a shopping arcade, a Roman-themed transportation center which accommodates 2,500 cars and 11 buses, a health club and 2 tennis courts. The property on which Caesars Atlantic City stands consists of approximately 8.1 acres, including contiguous parcels totaling approximately 5.4 acres bounded on three sides by Missouri, Arkansas and Pacific Avenues, with an entire block of Boardwalk frontage.

     Planned improvements at Caesars Atlantic City are expected to cost approximately $280 million over two years. These improvements will bring the total number of guestrooms to approximately 1,125, and will increase casino space by approximately 30,000 square feet. As part of this project, Caesars Atlantic City will construct a new entrance and central four-story atrium, a grand multi-function ballroom and expanded dining facilities. The design incorporates an elaborate Roman theme with Corinthian columns, large statues and extensive fountains. These improvements are expected to enable Caesars Atlantic City to increase its convention business and to satisfy substantial unmet room demand. The exterior renovations are designed to further enhance Caesar's visibility on the center of the Boardwalk to attract more "walk-in" patrons.

     In August 1996, Caesars acquired the Ocean One retail mall from The Equitable Life Assurance Society for approximately $20 million. The Ocean One mall is constructed on a pier which extends out 900 feet over the Atlantic Ocean and is located directly in front of the Boardwalk entrance to Caesars Atlantic City. Ocean One contains approximately 400,000 square feet of restaurant and retail space on three floors. Under current applicable local and state laws, Ocean One may not be used for gaming or lodging activities. In the event gaming is permitted by local and state laws on Ocean One, Caesars intends to evaluate the use of the property as a hotel and casino.

     For the year ended December 31, 1996, the average occupancy rate at Caesars Atlantic City of 96% included occupancy of approximately 89% of the available rooms and suites by guests receiving complimentary rooms. The average occupancy rate at Caesars Atlantic City was 94% and 93% for the years ended December 31, 1995 and 1994, including occupancy of 84% and 77% of the available rooms and suites by guests receiving complimentary rooms.

     Caesars Tahoe. Caesars Tahoe casino/hotel opened in 1979 and is located in Stateline, Nevada, adjacent to Lake Tahoe. At that time, Caesars entered into a long-term lease of the 24-acre property on which the casino/hotel stands. At December 31, 1996, Caesars Tahoe had 440 hotel rooms and suites in service, five restaurants, a 1,500-seat showroom, 16,000 square feet of convention space, a Roman-themed nightclub, a 40,000-square foot casino including a race and sports book, bars, shops, four outdoor tennis courts and an indoor health spa containing a swimming pool and a racquetball court.

     For the year ended December 31, 1996, the average occupancy rate at Caesars Tahoe of 83% included occupancy of approximately 30% of the available rooms and suites by guests receiving complimentary rooms. The average occupancy rate at Caesars Tahoe was 86% and 89% for the years ended December 31, 1995 and 1994, including occupancy of 29% and 32% of the available rooms and suites by guests receiving complimentary rooms.

     Capital projects at Caesars Tahoe include the renovation of a buffet restaurant and the upgrading and improvement of gaming equipment.

     Casino Windsor. Caesars owns a one-half interest in Windsor Casino Limited ("Windsor"). Windsor is the operator of Casino Windsor, a 50,000 square foot interim casino in Windsor, Ontario, which is owned by the Ontario provincial government. Caesars anticipates that the interim casino will be replaced by a permanent facility in early 1998, which is expected to include a hotel of approximately 400 rooms, a 75,000 square foot casino and entertainment and meeting facilities.

     Harrison County Riverboat Development. In May 1996, Caesars was granted a certificate of suitability by the Indiana Gaming Commission to construct and operate what is expected to be the largest riverboat casino in the United States. The 80,000 square foot facility will be located on the Ohio River and is expected to dock in Indiana, across the river from Louisville, Kentucky. Construction of the facility is subject to receipt of various consents, permits and approvals.

  The Desert Inn Resort & Casino

     The Desert Inn Resort & Casino, which we purchased in November 1993, is a casino/hotel complex located on approximately 200 acres on the "Strip" in Las Vegas, Nevada. The Desert Inn is currently undergoing extensive renovations, of which the total cost is expected to be approximately $175 million. Upon completion of the current renovations, The Desert Inn is expected to have 715 hotel rooms and suites, five restaurants, a 636-seat showroom, a convention complex with approximately 24,500 square feet of meeting and banquet space, numerous bars and lounges, a shopping arcade, three swimming pools, tennis facilities, an 18-hole championship golf course, a spa and other facilities. Its casino is approximately 25,000 square feet. These renovations are expected to be completed in the third quarter of 1997 and are expected to make The Desert Inn the premier luxury destination on the Las Vegas "Strip".

     For the year ended December 31, 1996, the average occupancy rate at The Desert Inn of 75% included occupancy of approximately 30% of the available rooms and suites by guests receiving complimentary rooms. The average occupancy rate at The Desert Inn was 75% and 78% for the years ended December 31, 1995 and December 31, 1994, including occupancy of 19% and 18% of the available rooms and suites by guests receiving complimentary rooms.

  The Sheraton Casino

     The Sheraton Casino opened in Tunica, Mississippi in August 1994. The Sheraton Casino has three restaurants, three bars and lounges and other facilities. Its casino has approximately 31,000 square feet of gaming space. Casino games include mini-baccarat, blackjack, craps, roulette, slot machines, Caribbean stud poker, big "6" and "let it ride."

     The performance of The Sheraton Casino has been adversely affected by increased competition in the Tunica market. We expect that this competition will continue.

  Other

     Sheraton also operates casinos in Lima, Peru, at the Sheraton Lima Hotel & Casino, which has 438 rooms and suites; in Halifax, Nova Scotia, at the Sheraton Halifax Hotel & Casino, which has 351 rooms and suites; and in Sydney, Cape Breton, Nova Scotia at the Sheraton Casino Sydney, which is a stand-alone casino. Sheraton also operates casinos in Australia and Egypt.

  Planet Hollywood Development

     We have entered into an agreement in principle to form a joint venture to develop, own and operate "Planet Hollywood" themed casino/hotels. We expect that the joint venture with Planet Hollywood will provide an exciting new brand name for the development of casino resort properties targeted at slot machine-oriented, middle market gaming customers. Planet Hollywood is the creator of a dining experience inspired by the worlds of film and television with a well recognized brand name and strong merchandising expertise.

     We expect that the joint venture will initially develop a Planet Hollywood Hotel and Casino in Las Vegas, Nevada and subsequently in Atlantic City, New Jersey, as market conditions warrant. Currently, the plans for these properties are in a preliminary stage, and construction will be conditioned upon receipt of all necessary consents, permits and approvals. It is not currently anticipated that construction in Las Vegas would commence prior to the first quarter of 1998 or that construction in Atlantic City would commence prior to the first quarter of 2000. We expect to control the budget, development, construction, management and all operations of the joint venture. We expect that Planet Hollywood will be primarily responsible for the creative aspects of the joint venture, including the conceptual design of the theme and the implementation of customer-oriented "Planet Hollywood" attractions, amenities and events. Although ITT and Planet Hollywood have entered into an agreement in principle, ITT and Planet Hollywood have not completed the negotiation of definitive documentation. While we believe these negotiations are in their final stages, there can be no assurances that definitive agreements relating to the joint venture will be executed or that any of the proposed projects will be commenced or completed.

     Caesars is actively exploring various gaming opportunities in the United States and internationally.

Madison Square Garden

     In March 1995, MSG acquired the businesses of Madison Square Garden Corporation for approximately $1 billion. MSG's activities include owning and operating (i) the Madison Square Garden Arena, which seats approximately 20,000 people, (ii) a special events theater which seats approximately 5,600 people,
(iii) the New York Knicks of the NBA, (iv) the New York Rangers of the NHL and
(v) the MSG cable television network (the "MSG Network"). MSG supplies and distributes television programming, which currently includes broadcasts of Knicks, Rangers and Yankees games and other sports programming, to cable systems located principally in New York, New Jersey and Connecticut. MSG Network programming includes its own sporting events and rights to the New York Yankees baseball games through the year 2000. In addition, MSG produces, promotes and presents live entertainment.

     On March 6, 1997, we entered into an agreement in principle to sell our 50% interest in MSG to Cablevision for $650 million plus the assumption of approximately $115 million of indebtedness. Under the terms of the agreement in principle, Cablevision will pay us $500 million in cash for a 38.5% interest in MSG upon closing, which is expected to occur by mid-1997. We will also have an option to require Cablevision to purchase half of our continuing 11.5% interest in MSG for $75 million on June 1, 1998 and the other half of our continuing interest for an additional $75 million (or, if the first option is not exercised on June 1, 1998, the entire 11.5% interest for $150 million) on June 1, 1999. On the third anniversary of the initial closing or upon a "change of control" of ITT, Cablevision will have the right to purchase our remaining interest in MSG at a price determined by an investment banking firm to be fair market value (which, if such right arises out of a "change of control" may be paid in debt securities of Cablevision). The transaction is subject to the negotiation and execution of definitive documentation, approval of the NBA and the NHL and certain other conditions.

WBIS+

     On July 1, 1996, in partnership with Dow Jones, we purchased television station WNYC-TV from The City of New York. The purchase price of $207 million was split evenly by the two companies and the partnership is managed on a 50/50 basis. The station has been renamed WBIS+ and, on January 22, 1997, introduced a new format of business and sports programming.

Information Services

  ITT World Directories

     Through an 80%-owned subsidiary, ITT World Directories, we are engaged in the publication of telephone directories, including classified directory services for telephone subscribers, in several countries outside the United States, as well as in Puerto Rico and the United States Virgin Islands. BellSouth Corporation owns the remaining 20% of ITT World Directories through a subsidiary.

     ITT World Directories publishes telephone directories--alphabetical and classified--and also publishes specialized directories. ITT World Directories' principal source of operating revenue is advertising revenue generated by advertisements published in its directories. Its principal publications are in Belgium, The Netherlands, Portugal, The Republic of Ireland, Puerto Rico and the United States Virgin Islands. ITT World Directories publishes directories in these jurisdictions either pursuant to a contract with the existing national telecommunications provider or as a proprietary directory in such jurisdiction after expiration of such a contract. ITT World Directories is continuing a program of product diversification and, where possible, geographic expansion, as exemplified by its recent return to South Africa and its acquisition of a 60% controlling interest in the directory sales agent for Telkom in South Africa, Maister Directories 1981 (Pty) Limited, in late 1995.

     Historically, the business of ITT World Directories had consisted of contracts for the publication of telephone directories with monopoly providers of telecommunications services. In many jurisdictions, the monopoly provider of telecommunications services was obligated to publish white pages telephone directories and had the obligation or right (depending on the jurisdiction) to publish yellow pages directories (and thus claim significant advertising revenues) that went along with the requirement to publish white pages. As a means of satisfying its publication obligations, various monopoly providers contracted with ITT World Directories to publish telephone directories. Some of the current business of ITT World Directories remains consistent with this historical source of business. However, one of the most important factors currently affecting the business of ITT World Directories is the changing competitive environment in the member states of the European Union in which it publishes telephone directories. ITT World Directories lost its exclusive contract with the national provider of telecommunications services in Belgium (Belgacom) and the Netherlands (PTT Telekom) in 1994 and 1993, respectively. Despite the loss of its exclusive contract, ITT World Directories maintains a market share of over 70% in Belgium. In the Netherlands where ITT World Directories was previously the sole supplier, ITT World Directories maintains a significant share of the classified directories market despite competition from the directories of PTT Telekom. In Portugal, ITT World Directories has contributed its directory operations to a joint venture with Portugal Telecom. ITT World Directories in Puerto Rico recently entered into a new three-year contract with the Puerto Rico Telephone company. In Japan, a new three-year consulting arrangement has been signed with Nippon Telegraph & Telephone in which ITT World Directories provides consulting services in connection with the publication of telephone directories.

     A second important factor affecting the business of ITT World Directories is the challenge presented by new interactive and other emerging technologies. ITT World Directories has responded proactively to this challenge and continues to develop new technologies. ITT World Directories has had operator-assisted yellow pages in operation in South Africa for nine years and in Portugal for three years; in Belgium and The Netherlands, it is publishing its classified directories on CD ROM and it is publishing a fax directory in Portugal on CD ROM.

  ITT Educational

     Prior to its initial public offering in December 1994, ITT Educational was a wholly owned subsidiary of Old ITT. We now own 83.3% of the outstanding shares of common stock of ITT Educational. The shares of common stock of ITT Educational are traded on the New York Stock Exchange under the symbol "ESI". The term "ITT Technical Institutes" (in singular or plural form) refers to educational institutions owned and operated by ITT Educational.

     ITT Educational is a leading proprietary provider of technical postsecondary degree programs in the United States. ITT Educational offers associate, bachelor and master degree programs where authorized and, to a lesser extent, non-degree diploma programs to over 22,500 students through a system of 59 ITT Technical Institutes located in 26 states. The undergraduate programs are designed, after consultation with employers, to provide students with the knowledge and skills necessary for entry-level employment in technical positions in a variety of industries. As of December 31, 1996, approximately 95% of ITT Educational students were enrolled in a degree program. Approximately 72% of ITT Technical Institute students were enrolled in electronics engineering technology and related programs and 24% were enrolled in computer-aided drafting technology and related programs. Employers of ITT Technical Institute graduates include both well-recognized corporations and small, technology-oriented companies.

     In 1981, ITT Educational began a strategy of significant expansion, acquiring three and establishing 44 new technical institutes since that date. Of the 59 institutes currently operating, 18 have been established since January 1, 1992. As a result of adding new institutes and increasing enrollment at existing institutes, the number of students attending ITT Technical Institutes rose from 17,284 students at December 31, 1991, to 22,633 students at December 31, 1996. ITT Educational is continuing its expansion program, opening six new technical institutes in 1994, two institutes in 1995 and three institutes in 1996.

Alcatel Alsthom

     At December 31, 1996, we owned approximately 7.5 million shares or approximately 5% of the outstanding capital shares of Alcatel Alsthom, a French company which owns Alcatel N.V., one of the largest telecommunications equipment manufacturers in the world. In February 1997, we sold 3 million shares of Alcatel Alsthom for approximately $300 million. We have agreed to sell our remaining interest in the capital stock of Alcatel Alsthom for proceeds of approximately $530 million, subject to final settlement.

Employees

     As of December 31, 1996, we and our subsidiaries employed on a full-time basis approximately 38,000 people. Of this number, approximately 60% are employed in the United States. Approximately one-third of the U.S. employees are represented by labor unions. Generally, labor relations have been maintained in a normal and satisfactory manner.

Operations Outside the United States

     In 1996, approximately 47% of our consolidated revenues were made outside the United States, of which Europe constituted 21%, the Asia-Pacific region constituted 12%, the Africa and Middle East region constituted 8%, and other geographic regions constituted the balance.

Competition

     Hotel Operations. Competition in the hotel industry is vigorous and is generally based on quality and consistency of service, attractiveness of facilities and locations, availability of a global distribution system, price and other factors. Room revenues, which are determined by occupancy levels and room rates, have continued to be constrained in certain of the markets in which Sheraton hotels are located as a result of economic factors, overbuilt markets, price sensitive customers and other factors. The principal competitors of Sheraton hotels include Marriott, Westin, Hyatt, Four Seasons, Hilton and various other hotels, motels and inns located in the markets in which Sheraton hotels compete. Ciga faces similar competitive dynamics in its markets.

     Gaming Operations. Our gaming operations face intense competition from other companies in the gaming industry. Our Las Vegas properties compete primarily with casino/hotels on the Las Vegas Strip, and to a lesser extent with operations outside of Las Vegas and the State of Nevada. Although the Las Vegas market has absorbed recent growth, the trend of industry expansion is expected to continue over the next several years. It is possible that the expansion of existing casinos and the opening of additional hotel/casinos may further increase competition. Our casino facilities in Stateline, Nevada; Atlantic City, New Jersey; and Tunica, Mississippi also face intense competition for similar reasons and under similar circumstances. Our hotel/casino and casino operations are likely to experience increased competition as other states authorize casino gaming and other gaming activities and as other countries authorize gaming, and this may adversely affect our results.

     Competition in the gaming industry is generally based on the quality of the facilities and services and the entertainment offered at such facilities. In addition, we believe that name and reputation are significant competitive factors.

     ITT World Directories. One of the most important factors currently affecting the business of ITT World Directories is the changing competitive environment in the member states of the European Union in which it publishes telephone directories. Historically, the national telephone service provider in countries in the European Union awarded an exclusive contract for the provision of directories. ITT World Directories lost its exclusive contract with the national provider of telecommunications services in Belgium (Belgacom) and the Netherlands (PTT Telekom) in 1994 and 1993, respectively. In Belgium, ITT World Directories now actively competes with BDS, a joint venture between the local telecommunications provider, Belgacom, and a subsidiary of GTE Corporation. In the Netherlands, ITT World Directories now actively competes with directories published by a joint venture between the local telecommunications provider, PTT Telekom, and Telemedia Group. Although currently there is no meaningful competition for directory services in the other principal countries in which ITT World Directories' operates, there can be no assurance that such conditions will continue.

     ITT Educational. The postsecondary education market in the United States is highly fragmented and competitive, with no private or public institution enjoying a significant market share. ITT Technical Institutes compete for students with four-year and two-year degree granting institutions, which include not-for-profit public and private colleges and proprietary institutions, as well as with alternatives to higher education, such as military service or immediate employment. Competition among educational institutes is believed to be based on the quality of the educational program, perceived reputation of the institution, cost of the program and employability of graduates. Certain public and private colleges may offer programs similar to those of ITT Technical Institutes at a lower tuition cost due in part to government subsidies, foundation grants, tax deductible contributions or other financial resources not available to proprietary institutions. Other proprietary institutions offer programs that compete with those of the ITT Technical Institutes. Certain of ITT Educational's competitors in both the public and private sectors have greater financial and other resources than ITT Educational.

Exposure to Currency Fluctuations

     Certain of our subsidiaries conduct operations worldwide. We are, therefore, exposed to the effects of fluctuations in relative currency values. Accordingly, our operating results will be impacted by fluctuations in relative currency values.

Intellectual Property

     We own and control a number of trademarks, trade names, service marks, copyrights, patents, trade secrets, confidential information, and other intellectual property rights which are used in the operation of our businesses. These intellectual property rights include such recognizable trademarks and trade names as ITT, Sheraton and Caesars Palace. However, while these trademarks, trade names and other intellectual property rights in the aggregate are of material importance to our business, we believe that our business, as a whole, is not materially dependent upon any one intellectual property or related group of such properties. We are licensed to use certain trademarks, software, patents, technology and other intellectual property rights owned and controlled by others and similarly, other companies are licensed to use certain trademarks, software, patents, technology and other intellectual property rights owned and controlled by us.

Governmental Regulation and Related Matters

     General. As a result of the acquisition of WBIS+, ownership of our common stock by "aliens" (to the United States) is subject to the limitations contained in the United States Communications Act of 1934. In addition, Sheraton hotels in the United States are liquor retailers where permitted, licensed in each state where they do such business, and in certain states are subject to statutes which prohibit Sheraton or its owner from being both a wholesaler and retailer of alcoholic beverages. ITT Educational's technical colleges offering postsecondary career education are extensively regulated by Federal and state agencies.

     Restrictions on Alien Ownership. The Communications Act of 1934, as amended (the "Communications Act"), restricts the ownership of our common stock by "aliens." Because we have shared control of a broadcast licensee, the limitations in Section 310(b)(4) of the Communications Act govern the permissible degree of alien ownership and control of the outstanding common stock. Under Section 310(b)(4), no more than 25% of the ownership nor more than 25% of the voting rights of a broadcast licensee may be held directly or indirectly by aliens. In assessing compliance with the 25% ceiling, the Federal Communication Commission ("FCC") will consider direct and indirect alien interests using a multiplier, so, for example, minority alien interests in U.S.-controlled corporations will count proportionally against the 25% ceiling. Alien voting interests are not treated proportionally, however, in any corporation that is alien controlled. The alien interest in any partnership with an alien partner also is not treated proportionally unless the alien partner is a limited partner that is insulated from material involvement in the business of the partnership within the meaning of the FCC's rules and policies.

     Our Amended and Restated By-laws provide that the amount of common stock owned of record or voted by aliens within the meaning of the FCC's rules and policies may not exceed 25% of the total outstanding common stock. As of December 31, 1996, we believe that less than one percent of our outstanding common stock was owned of record by aliens.

     Casino Gaming Regulation--General. The Desert Inn casino/hotel complex is owned and operated by Sheraton Desert Inn Corporation ("SDI"), which is a wholly owned subsidiary of Sheraton Gaming Corporation ("SGC"), which is a wholly owned subsidiary of Sheraton (Sheraton, SGC and SDI are collectively referred to as the "Sheraton Desert Inn Companies"). The Sheraton Casino in Tunica, Mississippi, is owned and operated by Sheraton Tunica Corporation ("STC"), which is a wholly owned subsidiary of SDI.

     Caesars' casino gaming operations in Las Vegas, Nevada and Stateline, Nevada are conducted by Desert Palace, Inc. ("DPI"), which is a wholly owned subsidiary of Caesars Palace Corporation ("CPC"), which is a wholly owned subsidiary of Caesars (Caesars, CPC and DPI are hereinafter collectively referred to as the "Caesars Nevada Companies"). Caesars is a wholly owned subsidiary of Sheraton. Caesars' casino gaming operations in Atlantic City are conducted by Boardwalk Regency Corporation ("BRC"), which is a wholly owned subsidiary of Caesars New Jersey, Inc. ("CNJ"), which is a wholly owned subsidiary of Caesars (as required by the context, Caesars, CNJ and BRC are collectively referred to as the "Caesars New Jersey Companies"). In addition, DPI owns all of the issued and outstanding capital stock of Tele/Info, Inc. ("Tele/Info"), which is a Nevada licensed disseminator of horse race simulcasts for the purpose of receiving and disseminating live telecasts of horse racing information.

     The ownership and/or operation of casino gaming facilities in the United States are subject to extensive Federal, state and local regulations. On the Federal level, our casino gaming operations are specifically subject to the compliance with the Gambling Devices Act of 1962, as amended, and the Bank Secrecy Act, as amended. These statutes govern the ownership, possession, manufacture, distribution and transportation in interstate commerce of gaming devices and the recording and reporting of currency transactions. Our Nevada casino gaming operations are subject to the Nevada Gaming Control Act (the "Nevada Act") and the licensing and regulatory control of the Nevada Gaming Commission (the "Nevada Commission") and the Nevada State Gaming Control Board (the "Nevada Control Board"), as well as various local, county and state regulatory agencies (collectively referred to as the "Nevada Gaming Authorities"). Our New Jersey casino gaming operations are subject to the New Jersey Casino Control Act (the "New Jersey Act") and the licensing and regulatory control of the New Jersey Casino Control Commission (the "New Jersey Commission") and the New Jersey Department of Law & Public Safety, Division of Gaming Enforcement (the "New Jersey DGE"), as well as various local, county and state regulatory agencies (collectively referred to as the "New Jersey Gaming Authorities"). Our Mississippi casino gaming operations are subject to the Mississippi Gaming Control Act (the "Mississippi Act") and the licensing and regulatory control of the Mississippi Gaming Commission (the "Mississippi Commission"), as well as various local, county and state regulatory agencies (collectively referred to as the "Mississippi Gaming Authorities"). Our Ontario casino gaming operations are subject to the Ontario Gaming Control Act (the "Ontario Act") and the licensing and regulatory control of the Ontario Gaming Control Commission (the "Ontario Commission"), as well as various local, provincial and federal regulatory agencies (collectively referred to as the "Ontario Gaming Authorities"). Our Nova Scotia casino gaming operations are subject to the Nova Scotia Gaming Control Act (the "Nova Scotia Act") and the licensing and regulatory control of the Nova Scotia Gaming Control Commission (the "Nova Scotia Commission"), as well as various local, provincial and federal regulatory agencies (collectively referred to as the "Nova Scotia Gaming Authorities").

     The casino gaming laws, regulations and supervisory procedures of Nevada, New Jersey, Mississippi, Ontario and Nova Scotia are extensive and reflect certain public policy considerations as to (i) the integrity of casino gaming operations and their participants, (ii) the need for strict governmental and regulatory control of casino gaming operations, (iii) the creation of economic development, taxes and employment, and (iv) the maintenance and development of public confidence and trust in casino gaming regulation and control. Changes to such laws, regulations and supervisory procedures could have an adverse effect on our casino gaming operations.

     Nevada Gaming Regulation. In general, Nevada's gaming laws, regulations and supervisory procedures seek to (i) prevent unsavory or unsuitable persons from having any direct or indirect involvement with gaming at any time or in any capacity, (ii) establish and maintain responsible accounting practices and procedures, (iii) maintain effective control over the financial practices of licensees, including establishing minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record-keeping, and making periodic reports to the applicable casino gaming authority, (iv) prevent cheating and fraudulent practices, and (v) provide a source of state and local revenues through taxation and licensing fees.

     SDI, as the operator of The Desert Inn, and DPI, as the operator of Caesars Palace and Caesars Tahoe, are required to be licensed by the Nevada Gaming Authorities. The casino gaming licenses are not transferrable and must be renewed periodically by the payment of casino gaming license fees and taxes. The Nevada Commission requires that (i) SGC and Sheraton be registered as intermediary companies of SDI and (ii) CPC be registered as an intermediary company of DPI; the Nevada Commission also requires that ITT and Caesars be registered as publicly traded corporations. No person may become a stockholder of, or receive any percentage of profits from, SDI or DPI without first obtaining certain required licenses and approvals from the Nevada Gaming Authorities.

     The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, a corporation which is involved in gaming activities. Officers, directors and key employees of each of SDI and DPI must be individually licensed by, and changes in corporate positions must be reported to, the Nevada Gaming Authorities; the Nevada Gaming Authorities may disapprove a change in corporate position. Certain of our officers, directors and key employees and those of our subsidiaries who are actively and directly involved in our gaming activities may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation.

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

     ITT, the Sheraton Desert Inn Companies and the Caesars Nevada Companies are required to submit detailed financial and operating reports to the Nevada Commission. Substantially all loans, leases, sales of securities and similar financing transactions by either SDI or DPI must be reported to or approved by the Nevada Commission. Nevada law prohibits a corporation registered by the Nevada Commission from making a public offering of its securities without the prior approval of the Nevada Commission if any part of the proceeds of the offering of the securities is to be used either to (i) finance the construction, acquisition or operation of gaming facilities in Nevada, or (ii) retire or extend obligations incurred for one or more such purposes.

     If it were determined that Nevada gaming laws were violated by SDI or DPI, the gaming license each holds could be limited, conditioned, suspended or revoked. In addition, at the discretion of the Nevada Commission, ITT, the Sheraton Desert Inn Companies and the persons involved could be subject to substantial fines for each separate violation of the Nevada gaming laws by The Desert Inn. Similarly, and also at the discretion of the Nevada Commission, ITT, the Caesars Nevada Companies and the persons involved could be subject to substantial fines for each separate violation of the Nevada gaming laws by either Caesars Palace or Caesars Tahoe. Further, a supervisor could be appointed by the Nevada Commission to operate either SDI's or DPI's gaming property and, under certain circumstances, earnings generated during the supervisor's appointment (except for the reasonable rental value of SDI's or DPI's gaming property) could be forfeited to the State of Nevada. Any suspension or revocation of either SDI's or DPI's license would have a material adverse effect on SDI or DPI, as the case may be.

     The Nevada Gaming Authorities may investigate and require a finding of suitability of any holder of any class of our voting securities at any time. Nevada law requires any person who acquires more than 5% of any class of our voting securities to report the acquisition to the Nevada Commission and such person may be investigated and found suitable or not suitable. Any person who becomes a beneficial owner of more than 10% of any class of our voting securities must apply for a finding of suitability by the Nevada Commission within 30 days after the Nevada Control Board Chairman mails a written notice requiring such filing, and must pay the costs and fees incurred by the Nevada Control Board in connection with the investigation. Under certain circumstances, an "institutional investor" that acquires more than 10% but not more than 15% of our voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only; an institutional investor will not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of our Board of Directors, any change in our corporate charter, bylaws, management, policies or operations or any of our casino gaming operations, or any other action which the Nevada Commission finds to be inconsistent with holding our voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include (i) voting on all matters voted on by stockholders, (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations, and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the stockholder who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information, including a list of beneficial holders of its ownership interests.

     Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Commission or by the Chairman of the Nevada Control Board may be found unsuitable. Any person found unsuitable who holds, directly or indirectly, any beneficial ownership of our debt or equity voting securities beyond such period or periods of time as may be prescribed by the Nevada Commission may be guilty of a gross misdemeanor. We could be subject to disciplinary action if, without the prior approval of the Nevada Commission and after we receive notice that a person is unsuitable to be an equity or debt security holder or to have any other relationship with ITT, the Sheraton Desert Inn Companies or the Caesars Nevada Companies, any of such entities either (i) pays to the unsuitable person any dividend, interest or any distribution whatsoever, (ii) recognizes any voting right by such unsuitable person in connection with such securities, (iii) pays the unsuitable person remuneration in any form, (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transaction, or (v) fails to pursue all lawful efforts to require such unsuitable person to relinquish his securities including, if necessary, the immediate purchase of such securities for cash at fair market value.

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

     Regulations of the Nevada Commission also prohibit certain repurchases of securities by registered publicly traded corporations without the prior approval of the Nevada Commission. Transactions covered by these regulations are generally aimed at discouraging repurchases of securities at a premium over market price from certain holders of more than 3% of the outstanding securities of the registered publicly traded corporation. The regulations of the Nevada Commission also require prior approval for a "plan of recapitalization." Generally, a plan of recapitalization is a plan proposed by the management of a registered publicly traded corporation that contains recommended action in response to a proposed corporate acquisition opposed by management of the corporation if such acquisition would require the prior approval of the Nevada Commission.

     Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively "Licensees"), and who proposes to become involved in a gaming operation outside the State of Nevada is required to deposit with the Nevada Control Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation by the Nevada Control Board of the Licensees' participation in such foreign gaming; the revolving fund is subject to increase or decrease in the discretion of the Nevada Commission. Once such revolving fund is established, the Licensees may engage in gaming activities outside the State of Nevada without seeking the approval of the Nevada Commission provided (i) such activities are lawful in the jurisdiction where they are to be conducted and (ii) the Licensees comply with certain reporting requirements imposed by the Nevada Act. Licensees are subject to disciplinary action by the Nevada Commission if they (i) knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation, (ii) fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, (iii) engage in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or (iv) employ a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of personal unsuitability.

     New Jersey Casino Gaming Regulation. The New Jersey gaming laws and regulations primarily concern (a) the financial stability and character of casino operators, their employees, their security holders and others financially interested in casino operations, and (b) the operating methods--including the rules of the games and credit issuance procedures--and the financial and accounting procedures used in connection with casino operations. The New Jersey gaming laws and regulations include detailed provisions concerning, among other things, (i) the type, manner and number of applications and licenses required to conduct casino gaming and ancillary activities, (ii) the licensing, regulation and curricula of gaming schools, (iii) the establishment of minimum standards of accounting and internal control, including the extension and enforceability of casino credit, (iv) the manufacture, sale, distribution and possession of gaming equipment, (v) the rules of the games, (vi) the exclusion of undesirable persons, (vii) the use, regulation and reporting of junket activities, (viii) the possession, sale and distribution of alcoholic beverages, (ix) the regulation and licensing of suppliers to licensed casino operators, (x) the conduct of entertainment within licensed casino facilities, (xi) equal employment opportunity for employees of licensed casino operators, contractors for casino facilities and other entities, (xii) the payment of gross revenue taxes and similar fees and expenses, (xiii) the conduct of casino simulcasting, and (xiv) the imposition and discharge of casino reinvestment development obligations. A number of these regulations require practices which are different from those in many casinos elsewhere and some of them result in casino operating costs greater than those in comparable facilities elsewhere. As a prerequisite to being licensed, a New Jersey hotel/casino facility must meet certain facilities requirements concerning, among other things, the size and number of guest rooms.

     In order to operate Caesars Atlantic City, BRC must be licensed by the New Jersey Commission, which has broad discretion with regard to the issuance, renewal, revocation or suspension of licenses. A New Jersey casino license is not transferable and must be renewed at designated periods of up to four years. Renewal is not automatic and involves an extensive review by the New Jersey DGE, a report by the New Jersey DGE to the New Jersey Commission, an independent review by the New Jersey Commission, and the affirmative vote of at least four of the five sitting Commissioners of the New Jersey Commission sitting in a scheduled open public meeting. The casino license to operate Caesars Atlantic City was renewed on November 30, 1996 and is currently scheduled to expire on November 30, 2000.

     Except for certain banking and lending institutions exempted under the New Jersey Act, all financial backers, investors, mortgagees, debt holders, landlords under leases relating to our New Jersey hotel/casino facilities, all lenders to BRC, all officers and directors of BRC and all employees who work at Caesars Atlantic City have to be qualified, licensed, approved or registered by or with the New Jersey

Commission. In addition, all contracts and leases entered into by BRC are subject to approval by the New Jersey Commission.

     As a prerequisite to BRC holding a license, ITT, Caesars and CNJ have to be approved by the New Jersey Commission due to their corporate relationship to BRC. Thus, any holder of our debt or equity securities or those of Caesars or CNJ must be found qualified; the qualification requirement may be waived based on an express finding by the New Jersey Commission, with the consent of the Director of the New Jersey DGE, that the security holder either (a)(i) is not significantly involved in the activities of BRC, (ii) does not have the ability to control ITT, Caesars, CNJ or BRC, and (iii) does not have the ability to elect one or more members of the respective boards of directors of ITT, Caesars, CNJ or BRC, or (b) is an "institutional investor". The New Jersey Act presumes that any non-"institutional investor" security holder who owns or beneficially holds 5% or more of our equity securities has the ability to control ITT, Caesars, CNJ or BRC, unless such presumption is rebutted by clear and convincing evidence.

     The New Jersey Act and regulations define an "institutional investor" as
(i) any retirement fund administered by a public agency for the exclusive benefit of Federal, state or local public employees, (ii) an investment company registered under the Investment Company Act of 1940, (iii) a collective investment trust organized by banks under Part Nine of the Rules of the Comptroller of the Currency, (iv) a closed end investment trust, (v) a chartered or licensed life insurance company or property and casualty insurance company,
(vi) banking or other licensed or chartered lending institutions, (vii) an investment advisor registered under the Investment Advisors Act of 1940, or
(viii) such other persons as the New Jersey Commission may determine for reasons consistent with the policies of the New Jersey Act. In the absence of a prima facie showing by the Director of the DGE that there is any cause to believe that such institutional investor may be found unqualified, upon application and for good cause shown, an institutional investor holding either (a) less than 10% of our equity securities or (b) debt securities constituting less than 20% of our outstanding debt and less than 50% of the issue involved may be granted a waiver of qualification as to such holdings if (i) such securities are those of a publicly traded corporation, (ii) the institutional investor's holdings of such securities were purchased for investment purposes only, and (iii) upon request by the New Jersey Commission, the institutional investor files with the New Jersey Commission a certified statement to the effect that the institutional investor has no intention of influencing or affecting the affairs of ITT, Caesars, CNJ or BRC; notwithstanding the foregoing, the institutional investor is permitted to vote on matters put to the vote of the outstanding security holders of ITT.

     If an institutional investor who has been granted a waiver subsequently determines to influence or affect our affairs, the institutional investor must provide to the New Jersey Commission not less than 30 days' prior notice of such intent and the institutional investor must file with the New Jersey Commission an application for qualification before taking any action that may influence or affect our affairs; notwithstanding the foregoing, the institutional investor is permitted to vote on matters put to the vote of our outstanding security holders. If an institutional investor changes its investment intent, or if the New Jersey Commission finds reasonable cause to believe that the institutional investor may be found unqualified, no action other than divestiture shall be taken by that institutional investor until there has been compliance with the interim casino authorization provisions of the New Jersey Act, including the execution of a trust agreement. ITT, Caesars, CNJ and BRC are required to immediately notify the New Jersey Commission and the New Jersey DGE of any information about, or action of, an institutional investor holding its equity or debt securities where such information or action may impact on the eligibility of such institutional investor for a waiver. If the New Jersey Commission finds an institutional investor unqualified or if the New Jersey Commission finds that, by reason of the extent or nature of its holdings, an institutional investor is in the position to exercise a substantial impact on the controlling interests of BRC so that qualification of the institutional investor is necessary to protect the public interest, the New Jersey Act vests in the New Jersey Commission the power to take all necessary action to protect the public interest, including the power to require that the institutional investor submit to qualification and become qualified under the New Jersey Act.

     Any holder of our debt or equity securities--including institutional investors--who is required to be found qualified by the New Jersey Commission must submit an application for qualification within 30 days after being ordered to do so or divest all security holdings within 120 days after the New Jersey Commission determines such qualification is required. The application for qualification must include a trust agreement by which the security holder places its interest in our securities in trust with a trustee qualified by the New Jersey Commission. If the security holder is ultimately found qualified, the trust agreement is terminated. If the security holder is not found qualified or withdraws its application for qualification, the trustee will be empowered with all rights of ownership pertaining to such security holder's securities, including all voting rights and the power to sell the securities; in any event, the unqualified security holder will not be entitled to receive in exchange for its securities an amount in excess of the lower of (i) the actual cost the security holder incurred in acquiring the securities or (ii) the value of such securities, calculated as if the investment had been made on the date the trust became operative. If the security holder is not found qualified, it is unlawful for the security holder to (i) receive any dividends or interest on such securities, (ii) exercise, directly or through any trustee or nominee, any right conferred by such securities, or (iii) receive any remuneration in any form from ITT, Caesars, CNJ or BRC for services rendered or otherwise.

     Each officer, director, lender and certain other persons of ITT, Caesars and CNJ must be found qualified unless the New Jersey Commission, with the consent of the Director of the New Jersey DGE, finds that such officer, director, lender or other person is not significantly involved in the affairs of BRC and is thus waived from qualification. New Jersey law requires that an officer or director of ITT, Caesars or CNJ must apply for temporary qualification at least 30 days before assuming any duties.

     The New Jersey Act requires that each of ITT, Caesars, CNJ and BRC maintain financial stability and capability. For purposes of these requirements, the New Jersey Commission has adopted regulations defining "financial stability" and has set forth certain standards for determining compliance with the financial stability regulations. Under the regulations of the New Jersey Commission, "financial stability" has been defined as (i) the ability to assure the financial integrity of casino operations by the maintenance of a casino bankroll or equivalent provisions adequate to pay winning wagers to casino patrons when due, (ii) the ability to meet ongoing operating expenses which are essential to the maintenance of continuous and stable casino operations, (iii) the ability to pay, as and when due, all local, state and Federal taxes and any and all fees imposed by the New Jersey Act, (iv) the ability to make necessary capital and maintenance expenditures in a timely manner which are adequate to insure maintenance of a superior first class facility of exceptional quality as required by the New Jersey Act, and (v) the ability to pay, exchange, refinance or extend debts, including long-term and short-term principal and interest and capital lease obligations, which will mature or otherwise come due and payable during either the license term or within 12 months after the end of the license term or to otherwise manage such debts and any default with respect to the debts. The New Jersey Commission regulations provide that the financial stability standards concerning casino bankroll, operating expenses and capital and maintenance expenditures are met if the following is shown by clear and convincing evidence: (i) casino bankroll--the maintenance, on a daily basis, of a casino bankroll at least equal to the average daily casino bankroll, calculated on a monthly basis, for the corresponding month in the previous year,
(ii) operating expenses--the demonstration of the ability to achieve positive gross operating profit measured on an annual basis, and (iii) capital and maintenance expenditures--the demonstration that its capital and maintenance expenditures over the five-year period, which includes the previous 36 calendar months and the upcoming license period, average at least 5% of net revenue per annum. We believe that, at current operating levels, BRC will have no difficulty in complying with these requirements.

     The New Jersey Commission has the authority to restrict or prohibit the transfer of cash or the assumption of liabilities by BRC if such action will adversely impact the financial stability of BRC and the prior approval of the New Jersey Commission is required to incur indebtedness and guarantees of affiliated indebtedness by BRC involving amounts greater than $25 million.

     If it were determined that New Jersey gaming laws were violated by BRC, BRC could be subject to fines or its casino license could be limited, conditioned, suspended or revoked. In addition, if a security holder of ITT, Caesars, CNJ or BRC is found disqualified but does not dispose of the securities, the New Jersey Commission is authorized to take any necessary action to protect the public interest, including the suspension or revocation of the casino license. The New Jersey Commission, however, will not take any action against ITT, Caesars, CNJ or BRC in connection with a disqualified holder if the New Jersey Commission finds that (i) we have provided in our corporate charter that our securities are held subject to the condition that, if a holder is found to be disqualified by the New Jersey Commission pursuant to the provisions of the New Jersey Act, such holder shall dispose of its interest in ITT, (ii) we have made a good faith effort, including the prosecution of all legal remedies, to comply with any order of the New Jersey Commission requiring the divestiture of the interest held by the disqualified holder, and (iii) such disqualified holder does not have the ability to control ITT, Caesars, CNJ or BRC or to elect one or more members of the boards of directors of ITT, Caesars, CNJ or BRC. If BRC's license is revoked, not renewed or suspended for a period in excess of 120 days, the New Jersey Commission is empowered to appoint a conservator to operate, and to dispose of, BRC's casino/hotel facilities. If a conservator operates the casino/hotel facilities, payments to shareholders would be limited to a "fair return" on their investment, with any excess going to the State of New Jersey. If a conservator is appointed, the conservator's charges and expenses become a lien against the property which has priority over all prior and subsequent liens.

     Mississippi Casino Gaming Regulation. Gaming in Mississippi can be legally conducted only on vessels of a certain minimum size either in navigable waters of counties bordering the Mississippi River or in the waters of the State of Mississippi which lie adjacent to the coastline of the three counties bordering the Gulf of Mexico. STC possesses a license for the ownership and operation of The Sheraton Casino in Tunica, Mississippi issued by the Mississippi Commission pursuant to the Mississippi Act.

     The Mississippi Act does not restrict the amount or percentage of space on a vessel that may be utilized for casino gaming; the Mississippi Act also does not limit the number of licenses that the Mississippi Commission can grant for a particular area.

     ITT and STC are required to submit detailed financial, operating and other reports to the Mississippi Commission. Substantially all loans, leases, sales of securities and similar financing transactions entered into by ITT or by STC must be reported to or approved by the Mississippi Commission. ITT and STC are also required periodically to submit detailed financial and operating reports to the Mississippi Commission and to furnish any other information which the Mississippi Commission may require.

     Each of the directors, officers and certain key employees of ITT and STC who are actively and directly engaged in the administration or supervision of casino gaming in Mississippi, or who have any other significant involvement with the activities of STC, must be found suitable therefor and may be required to be licensed by the Mississippi Commission. A finding of suitability is comparable to licensing, and both require the submission of detailed personal financial information followed by a thorough investigation. An application for licensing may be denied for any cause deemed reasonable by the Mississippi Commission. Changes in licensed positions must be reported to the Mississippi Commission. In addition to its authority to deny an application for a license, the Mississippi Commission has the authority to disapprove a change in corporate position. If the Mississippi Commission finds a director, officer or key employee of ITT or STC unsuitable for licensing or unsuitable to continue having a relationship with ITT or STC, such entity is required to suspend, dismiss and sever all relationships with such person. ITT and STC have similar obligations with regard to any person who fails or refuses to file appropriate applications. Each gaming employee must obtain a work permit; the Mississippi Commission may refuse to issue a work permit to a gaming employee (i) if the employee has committed larceny, embezzlement or any other crime of moral turpitude or knowingly violated the Mississippi Act or the regulations of the Mississippi Commission, or (ii) for any other reasonable cause.

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

     License fees and taxes, computed in various ways depending on the type of casino gaming involved, are payable to the State of Mississippi and to the counties and cities in which gaming operations are located. Generally, these fees and taxes are based on a percentage of the gross gaming revenues received by the casino operation, the number of slot machines operated by such casino, or the number of table games operated by such casino. Moreover, several local governments have been authorized to impose either additional gross fees on adjusted gross gaming revenues or, alternatively, per person boarding fees and annual license fees based on the number of gaming devices aboard the vessel. License fees paid to the State of Mississippi are allowed as a credit against Mississippi state income taxes.

     In all other material respects, casino gaming regulation in Mississippi is similar to the regulation of casino gaming in Nevada and New Jersey.

     Windsor, Ontario Casino Gaming Regulation. Casino Windsor Ltd., Caesars' unconsolidated one-half owned Canadian corporation which operates the casino in Windsor, Ontario, Canada, is required to comply with licensing requirements similar to Nevada and New Jersey and is also subject to operational regulation by the Province of Ontario.

     Nova Scotia Casino Gaming Regulation. The Sheraton subsidiary which owns and operates the casino in the City of Halifax, Nova Scotia, and operates the casino in the City of Sydney,

Nova Scotia, is required to comply with licensing requirements similar to the Province of Ontario and is also subject to operational regulation by the Province of Nova Scotia.

     Indiana Gaming Regulation. As a result of Caesars' planned riverboat casino development in Harrison County, Indiana, we are subject to the gaming regulations in force in that state. Indiana currently imposes regulations on gaming companies similar to, and in our opinion, no more restrictive than, the gaming regulations in force in Nevada and New Jersey.

     Casino Gaming--Related Provisions of our Restated Articles of Incorporation. Our Restated Articles of Incorporation provide that (i) all our securities are subject to redemption by us to the extent necessary to prevent the loss, or to secure the reinstatement, of any casino gaming license held by us or any of our subsidiaries in any jurisdiction within or without the United States, (ii) all our securities are held subject to the condition that if a holder is found by a gaming authority in any jurisdiction to be disqualified or unsuitable pursuant to any gaming law, such holder will be required to dispose of all such securities, and (iii) it is unlawful for any such disqualified person to (a) receive payments of interest or dividends on any such securities,
(b) exercise, directly or indirectly, any rights conferred by any such securities or (c) receive any remuneration in any form, for services rendered or otherwise, from the subsidiary that holds the gaming license in the applicable jurisdiction.

     ITT Educational. The postsecondary education industry is highly regulated. ITT Educational must be authorized by each state in which it operates an ITT Technical Institute. In order to become eligible to participate in Federal student financial aid programs, each ITT Technical Institute must also be accredited by a national or regional accrediting commission, and that commission in turn must satisfy applicable Federal requirements. Most students at the ITT Technical Institutes rely on funds received under various government-sponsored student financial aid programs, especially Federal programs, to pay a substantial portion of their tuition and other education-related expenses. Accordingly, a substantial majority of ITT Educational's revenues are indirectly derived from Federal student financial aid programs. In order for an individual ITT Technical Institute to continue to participate in such programs, the institute must comply with applicable Federal standards for these programs. Some of the standards and regulations governing institutions such as the ITT Technical Institutes recently have been expanded and made more stringent. Because such a substantial portion of ITT Educational's revenues are derived from student aid programs, the direct and indirect application of these and other standards and regulations could have a material adverse impact on such institutions and the expansion plans of ITT Educational. In addition, any failure of ITT Educational or any ITT Technical Institute to be in compliance with such regulations and standards could have a material adverse effect on the operating performance of ITT Educational and the ability of ITT Educational to participate in Federal student financial aid programs. For the year ended December 31, 1996, ITT Educational derived approximately 76% of its revenues from Federal or state student aid programs (with only approximately 2% of revenues coming from various state student aid programs). We believe that the Hilton Transaction (as well as the related proxy solicitation) would, if successful, constitute a change in ownership resulting in a change in control of ITT Educational under the regulations of the U.S. Department of Education, all or virtually all of the state education authorities that regulate ITT Educational's business and the accrediting institutions that accredit each ITT Technical Institute. A change of control of ITT Educational would immediately result in the suspension of access to certain Federal educational funds for ITT Educational and its students and could result in the loss of accreditation for individual ITT Technical Institutes. Any of the foregoing could result in a material adverse change in the business, financial condition and results of operations of ITT Educational.

Private Securities Litigation Reform Act

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Certain information included in this Form 10-K and other materials filed or to be filed by us with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us) contains statements that are forward-looking, such as statements relating to plans for future expansion and other business development activities as well as other capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of us. These risks and uncertainties include, but are not limited to, those relating to development and construction activities, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, whether the Hilton Transaction is successful, changes in Federal or state tax laws or the administration of such laws and changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions).

Item 2. Properties

     Reference is made to "Business."

Item 3. Legal Proceedings

     On January 27, 1997, a complaint (the "Hilton Complaint") captioned Hilton Hotels Corporation and HLT Corporation v. ITT Corporation was filed against us in the U.S. District Court for the District of Nevada (the "Court"). The Hilton Complaint asks the Court, among other things: (i) to enjoin us from amending our by-laws "in any way that would impede the effective exercise of the stockholder franchise in connection with the 1997 annual meeting", from materially delaying our annual meeting, and from increasing the size of the Board "in order to preserve the position of incumbent directors", (ii) to require the Board to redeem our preferred stock purchase rights and to make inapplicable to the Hilton Transaction the Nevada Control Share Acquisition Statute and the Nevada Business Combination Statute and (iii) to declare that we do not have standing to institute an action under the Federal anti-trust laws to block or impede the Hilton Transaction and that, in any event, the consummation of the Hilton Transaction would not violate such laws.

     On January 27, 1997, Hilton and HLT filed a motion for a preliminary injunction (the "Hilton Preliminary Injunction Motion") seeking to enjoin us (i) from increasing the size of the Board or, alternatively, requiring us to give Hilton the opportunity to supplement the individuals it nominates for the Board and (ii) from amending our by-laws "to impede in any way the effective exercise of the stockholder franchise in connection with electing directors" at the 1997 annual meeting. Following a hearing on the preliminary injunction on March 5, 1997, the Court issued an order denying the Hilton Preliminary Injunction Motion.

     On February 12, 1997, we filed an answer and counterclaims to the Hilton Complaint denying all material allegations of the Hilton Complaint. The counterclaims seek injunctive relief prohibiting Hilton from proceeding with the Hilton Offer which is tainted by Hilton's misappropriation and misuse of our confidential information and other relief to prevent Hilton from benefitting from access to our confidential information. These counterclaims also seek injunctive relief, in the event the Hilton Offer is not enjoined, requiring Hilton to correct material inadequacies in the Schedule 14D-1 filed by Hilton with the Securities and Exchange Commission by disclosing and filing the information required under the Federal securities laws.

     On February 26, 1997, Hilton filed a motion for a preliminary injunction seeking to require us to hold our annual meeting in May 1997. On March 13, 1997, we filed a memorandum in opposition to Hilton's motion. On March 25, 1997, Hilton filed a reply memorandum. The Court has not yet informed the parties whether it will hold a hearing prior to deciding the motion.

     Following the Hilton Offer, a total of eight purported class action suits were filed on behalf of individual plaintiffs against ITT and the Board in various state courts in Nevada. These complaints were captioned Cohen v. ITT Corp. N.V., et al.; Kostick v. Araskog, et al.; Bernstein, et al. v. ITT Corp. N.V., et al.; Feuerstein, et al. v. ITT Corp. N.V., et al.; Marks, et al. v. Araskog, et al.; Huntley v. ITT Corporation, et al.; Steiner v. Araskog, et al.; and Cohen v. Araskog, et al. Five purported class action suits were also filed on behalf of individual plaintiffs against ITT and the Board in the Nevada Federal court. The complaints were captioned Collins v. Anderson, et al.; Taub, et al. v. Araskog, et al.; Kanarek v. Araskog, et al.; Halebian v. Araskog, et al.; and Cohen, et al. v. Araskog, et al. In addition, four purported class action suits were filed on behalf of individual plaintiffs against ITT and the Board in the Supreme Court of the State of New York. The complaints were captioned Siegel v. Araskog, et al.; Waltzman v. Anderson., et al.; Hack v. ITT Corp., et al.; and Rand, et al. v. ITT Corporation, et al. The complaints allege, among other things, that the defendants have breached their fiduciary duties to ITT's stockholders by failing to maximize stockholder value. The complaints seek, among other things, to compel the defendants to carry out their fiduciary duties and to cooperate with any person having a bona fide interest in proposing a transaction with ITT which would maximize stockholder value. There have been no other material developments in any of the foregoing actions.

     In October 1996, a jury sitting in the California Superior Court, San Diego County, returned a verdict in Eldredge, et al. v. ITT Educational Services, et al. against both ITT and ITT Educational. The plaintiffs in Eldredge, seven 1995 graduates of ITT Educational's school in San Diego, alleged, among other things, misrepresentation and violations of a provision of the California Education Code. In the aggregate, the plaintiffs were awarded approximately $0.2 million in compensatory damages and $6.6 million in punitive damages, consisting of $2.6 million against ITT Educational and $4.0 million against ITT. As a result of post trial motions decided in December 1996 and January 1997, the verdict against ITT was set aside and ITT Educational was assessed in excess of $0.9 million in counsel fees, so that the judgment, as entered against only ITT Educational, is in the approximate amount of $3.8 million. All parties have appealed. We believe that it is probable that the judgment against ITT Educational will ultimately be reversed, in whole or substantial part, and that the decision setting aside the verdict against ITT will be affirmed; however, there can be no assurance that these outcomes will occur. Various purported class action suits have been filed against ITT and ITT Educational in California alleging similar claims to those alleged in Eldridge.

     In addition to the suits described above, there are various lawsuits pending against us and our subsidiaries, some of which involve claims for substantial amounts. However, the ultimate liability with respect to these lawsuits is not considered material in relation to our consolidated financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 1996.

Executive Officers

     Each of our executive officers listed below held executive positions with Old ITT prior to the Distribution.

     Rand V. Araskog (age 65) is our Chairman and Chief Executive and a director. In December 1996, he was also elected Chairman of Sheraton and Caesars. Prior to his election as our Chairman and Chief Executive, he was Chairman, President and Chief Executive of Old ITT.

     Robert A. Bowman (age 41) is our President and Chief Operating Officer and a director. From September 1992 to December 1995, he was Executive Vice President and Chief Financial Officer of Old ITT. From April 1991 to September 1992, he was Executive Vice President and Chief Financial Officer of Sheraton.

     Ann N. Reese (age 44) is our Executive Vice President and Chief Financial Officer. From September 1992 to December 1995, she was Senior Vice President and Treasurer of Old ITT; and prior to that time, she was Vice President and Treasurer of Old ITT.

     Richard S. Ward (age 56) is our Executive Vice President, General Counsel and Corporate Secretary. From May 1994 to December 1995, he was Executive Vice President and General Counsel of Old ITT. From September 1992 to May 1994, he was Senior Vice President and General Counsel of Old ITT; and prior to that time, he was Vice President and Associate General Counsel of Old ITT.

     Peter G. Boynton (age 53) is one of our Senior Vice Presidents and is President and Chief Executive Officer of Caesars. From July 1995 to December 1995, he was a Senior Vice President of Old ITT. From February 1995 to December 1995, he was also President and Chief Operating Officer of Caesars. From 1982 to February 1995, he was President and Chief Operating Officer of Caesars Atlantic City.

     Juan C. Cappello (age 58) is a one of our Senior Vice Presidents and is our Director of Corporate Relations. He was also a Senior Vice President and Director of Corporate Relations of Old ITT, a position he held since 1984.

     Gerald C. Crotty (age 45) is one of our Senior Vice Presidents and is Chairman, President and Chief Executive Officer of ITT Information Services, Inc. From October 1994 to December 1995, he was a Senior Vice President of Old ITT. From October 1993 to December 1995, he was also President and Chief Operating Officer of ITT Consumer Financial Corporation. From February 1992 until September 1993, he was a Vice President of Old ITT.

     Jon F. Danski (age 44) is one of our Senior Vice Presidents and is our Controller. From October 1993 to December 1995, he was Senior Vice President and Controller of Old ITT. Prior to that time, he was Vice President and General Auditor of RJR Nabisco.

     Nicholas J. Glakas (age 52) is one of our Senior Vice Presidents and is our Associate General Counsel and Director of Government Relations. From October 1995 to December 1995, he was a Senior Vice President of Old ITT. From September 1992 to October 1995, he was Vice President, Associate General Counsel & Director of Government Affairs of Old ITT; and prior to that time, he was Director of Government Affairs of Old ITT.

     Ralph W. Pausig (age 62) is one of our Senior Vice Presidents and is our Director of Human Resources. He was also a Senior Vice President and the Director of Human Resources of Old ITT, a position he held since 1987.

     Elizabeth A. Tuttle (age 40) is one of our Senior Vice Presidents and is our Treasurer. From February 1995 to December 1995, she was Vice President and Assistant Treasurer of Old ITT. From October 1993 to February 1995, she was Assistant Treasurer and Director of Capital Markets of Old ITT. From July 1992 to October 1993, she was Assistant Treasurer and Manager of Financial Planning Operations of Old ITT; and prior to that time, she was Manager of Financial Planning Operations of Old ITT.

     Daniel P. Weadock (age 57) is one of our Senior Vice Presidents and is President and Chief Executive Officer of Sheraton. From July 1995 to December 1995, he was a Senior Vice President of Old ITT. From November 1993 to December 1995, he was also the President and Chief Operating Officer of Sheraton. Prior to that time, he was Chairman, President and Chief Executive Officer of ITT Communications and Information Services, Inc.

                                     PART II

Item 5. Market for ITT's Common Stock and Related Stockholder Matters

ITT Common Stock--Market Prices and Dividends

                                                              Three Months Ended
                                                                     1996
                                                              ------------------
                                                                 High     Low
                                                                 ----     ---
March 31,                                                       $62.63  $47.38
June 30,                                                        $68.25  $56.88
September 30,                                                   $66.63  $43.00
December 31,                                                    $46.50  $40.88

                                                                     1995
                                                              ------------------
                                                                 High     Low
                                                                 ----     ---
Period commencing December 20, 1995 and ending
December 31, 1995                                               $53.13  $48.25

     The above table reflects the range of market prices of our common stock subsequent to the Distribution, as reported in the consolidated transaction reporting system of the New York Stock Exchange, the principal market in which our common stock is traded, under the trading symbol "ITT."

     During the period from January 1, 1997 through March 24, 1997, the high and the low reported market prices of our common stock were $60 and $41.13.

     We have not declared any dividends to date and at present have no plans to declare or pay any dividends.

     There were approximately 56,000 holders of record of our common stock on March 24, 1997.

     Our common stock is listed on the New York Stock Exchange.

Item 6. Selected Financial Data
        Dollars in millions except per share

                                                   1996    1995    1994    1993    1992
                                                   ----    ----    ----    ----    ----
Income Statement Data:
Revenues ..................................       $6,597  $6,252  $4,709  $4,169  $4,253
Income before Accounting Changes(1) .......       $  249  $  147  $   74  $   39  $    2
Earnings per share before Accounting
  Changes (Pro Forma for 1994 and prior
  years)(1)................................       $ 2.11  $ 1.24  $  .63  $  .33  $  .02

Balance Sheet Data:
Total Assets ..............................       $9,275  $8,692  $5,012  $3,791  $3,375
Long-term Debt, including Capital Leases ..       $3,894  $3,575  $  600  $  169  $  186

Operating Data:
Operating Income ..........................       $  728  $  568  $  292  $  142  $   34
EBITDA (2) ................................       $1,004  $  821  $  424  $  251  $  114
Cash from Operating Activities ............       $  525  $  504  $  230  $  186  $  143
Number of Employees (in thousands) ........           38      38      25      18      18

(1) In 1995, excluding restructuring charges and adjusted for a full year of Caesars, MSG and certain other one-time items, Income before Accounting Changes and Earnings per share would have been $208 and $1.76, respectively.

(2) EBITDA is presented here as an alternative measure of our ability to generate cash flow and should not be construed as a substitute to operating income (as determined in accordance with generally accepted accounting principles) or to cash flows from operating activities (as determined on the Cash Flow Statement in our Financial Statements contained herein). EBITDA was computed above as earnings before interest, taxes, depreciation and amortization.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollar amounts are in millions unless otherwise stated)

     This discussion and analysis of financial condition and results of operations is prepared as if ITT were a separate entity for all periods discussed.

Year ended December 31, 1996 compared with year ended December 31, 1995

     Revenues of $6,597 in 1996 increased 6% compared with $6,252 in 1995. This growth was fueled by the Hotels segment, which realized an 11% increase in average room rates in its owned and leased properties as well as the benefit from hotel acquisitions which were made in late 1995 and during 1996. Gaming revenues rose 4% in 1996 due to the inclusion of a full year of Caesars results versus eleven months in 1995. Excluding this benefit, Gaming revenues decreased 2% due to construction disruption at The Desert Inn which impacted casino operations for almost the entire year and increased competition in the Tunica, Mississippi market where The Sheraton Casino results were substantially below the previous year. Revenues at ITT World Directories were basically unchanged during 1996 at $647 compared with $654 in 1995 as the benefits from the November 1995 acquisition of Maister Directories were offset by the impacts of foreign exchange and increased competition with certain telephone companies. Revenues at ITT Educational grew 15% to $232 due to a continuing expansion of curricula and degree offerings, tuition price increases and increased census. Management continues to aggressively pursue revenue growth as well as cost savings opportunities in each of its market segments through a variety of strategies including the cross promotion of our assets and continued domestic and international expansion.

     Salaries, benefits and other operating costs increased 4% in 1996 to $4,755 from $4,576 representing the costs of the acquired properties and smaller increases in the cost of services. Overall, salaries, benefits and other operating costs represented 72% of revenues in 1996, down from 73% in 1995. This decrease reflects management's ongoing cost containment programs as well as increases in average room rates as noted above outpacing the increases in costs.

     Selling, general and administrative expenses decreased 2% to $838 in 1996 compared with $855 in 1995. Included in the 1995 period is a charge of $80 for severance and other costs associated with restructuring the headquarters of the Hotels and Information Services business segments and a charge of $6 associated with the consolidation of certain administrative and other functions in the Gaming segment. The 1995 results also include a benefit of $96 representing the reimbursement of overhead expenses related to world headquarters management and supervision of the entities which comprised Old ITT prior to the Distribution ("service fee income"). Excluding the impact of these items, selling, general and administrative expenses declined approximately 3% in 1996, reflecting management's continuing commitment to cost containment.

     Excluding the prior year restructuring charges and service fee income, we generated earnings before interest, taxes, depreciation and amortization ("EBITDA") of $1,004 in 1996 compared with $811 in 1995, a 24% improvement. This improvement reflects the aforementioned significant average room rate increases, the benefits from acquisitions in both the Hotels and Information Services business segments as well as operational improvements. These overall increases were mitigated by significant adverse conditions at two of ITT's gaming properties, The Desert Inn and The Sheraton Casino. Management is reviewing alternatives regarding both of these properties. Depreciation and amortization increased 9% compared with the prior year due to the impact of the acquisitions discussed above. Excluding the prior year restructuring charges and service fee income, operating income rose 31% in 1996 to $728 compared with $558 in 1995.

     Interest expense (before interest income of $74 in 1996 and $54 in 1995) decreased to $304 from $345 in 1995. During 1995, Old ITT allocated certain indebtedness between ITT and ITT Industries, Inc. ("ITT Industries") in anticipation of the Distribution. As a result of such allocation, the interest expense recorded in 1995 is not necessarily indicative of the interest expense which would have been incurred if ITT was an independent entity during such period.

     The provision for income taxes increased in 1996 due to higher pretax earnings and a higher effective tax rate which was caused by a difference in the mix of our worldwide earnings. In addition, during 1995 Old ITT allocated certain tax attributes between the companies in anticipation of the Distribution. Such allocation reflects results which are not necessarily indicative of the income tax expense which ITT would have incurred if ITT was an independent entity during such period.

     The minority equity represents the net income attributable to the minority shareholders of Ciga, ITT World Directories and ITT Educational and increased due to higher earnings. Net income of $249 in 1996 improved 69% compared with $147 in 1995 as a result of the factors discussed above.

Business Segments

     Revenues, EBITDA and operating income, excluding the effects of corporate overhead, 1995 restructuring charges ($51 in Hotels, $29 in Information Services and $6 in Gaming) and minority equity, for each of our three major business segments were as follows:

        Year Ended 1996                                Year Ended 1995
--------------------------------              ----------------------------------
                       Operating                                       Operating
Revenues     EBITDA      Income               Revenues      EBITDA       Income
--------     ------    ---------              --------      ------     ---------
 $4,433       $530        $371   ...Hotels...  $4,164        $376         $248

     Hotels 1996 results reflect average rate increases of 11% at owned and leased properties throughout the world. Revenues at owned and leased properties increased 14%. Revenue per available room ("REVPAR") increased 13% in North America and 10% on a worldwide basis. As a result of these improvements, worldwide REVPAR increased to $106 in 1996 compared with $96 in 1995. Improvements in the owned and leased properties have a greater impact on the Hotels segment results than do improvements in managed properties, where the majority of the improvements are realized by those property owners. Despite strong average rate gains, managed property revenues increased by only 3% in 1996 due to our decision to terminate several unprofitable hotel management contracts.

     Owned and leased properties, which generate 75% of the Hotels segment's EBITDA, reflect a 37% EBITDA improvement. Excluding the effects of acquisitions, EBITDA from owned and leased properties improved 27%; notable improvements included a 42% improvement in New York (four properties), an 82% improvement in San Diego, California, a 58% improvement in Miami, Florida and a 63% improvement in Rome (three properties). The primary contributors to the improved results at owned and leased properties were increased average rates and cost containment programs. Acquisitions, which consist of properties purchased and constructed, contributed $32 of EBITDA in 1996 and include properties in London, Paris, Warsaw (Poland), Cancun (Mexico) and the Fiji Islands. EBITDA from franchised properties increased 7% on a 6% average rate increase. The 1996 results, which reflect a 41% EBITDA improvement and a 50% operating income improvement, reinforce management's philosophy of maximizing operating results by attaining an optimal combination of rate and occupancy while enhancing the level of service and value to our customers. We will continue to expand and enhance our image among world travelers through targeted renovations, upgrading standards and strategic acquisitions.

     During 1996, we signed agreements to manage seven new hotels to be opened in China. Included in the seven hotels is the Beijing International Club, which is expected to open in 1997 and will include a 286-room hotel, an office building with more than 75,000 square feet of space for lease, a sports and recreation complex, 112 upscale apartments and a private membership club. We will also own a 31% interest in this property. The remaining six hotels will be located in the cities of Suzhou, Guangzhou, Dongguan, Shenyang, Wuxi and Haikou and are scheduled for opening in the next two years. These seven hotels, combined with the five hotels currently managed in China, will give ITT more than 5,500 rooms in China and make it one of the largest managers and investors in full-scale hotels in the Asia-Pacific region.

     At December 31, 1996, Hotel properties included 68 properties (17%), which are owned or leased, 135 properties (33%) which are managed under long-term agreements and 208 properties (50%) which are franchised, totaling over 128,000 rooms worldwide.

        Year Ended 1996                                Year Ended 1995
--------------------------------              ----------------------------------
                       Operating                                       Operating
Revenues     EBITDA      Income               Revenues      EBITDA       Income
--------     ------    ---------              --------      ------     ---------
 $1,285       $291        $211   ...Gaming...  $1,232        $296         $208

     Gaming's 1996 results include strong performances at Caesars Atlantic City in Atlantic City, New Jersey, at Caesars Palace in Las Vegas, Nevada, and at Caesars Tahoe in Stateline, Nevada which were offset by construction disruption and excess market capacity conditions at The Desert Inn and The Sheraton Casino, respectively. At Caesars Atlantic City, record revenues, EBITDA and operating income were the result of improved table and slot results despite higher marketing costs. Caesars Palace recorded improved revenues and flat EBITDA and operating income despite a third quarter decline in the premium play business and the negative effect that construction has had on operations. Caesars Tahoe improved its results through successful cost containment programs while maintaining gaming volume. All three of these properties also benefited from strong increases in average room rates and high occupancy levels. The Desert Inn opened its newly renovated casino on December 26; however, construction disruption prior to the opening severely limited casino operations during the year. Increased competition in the Tunica market, which is expected to continue throughout 1997, contributed to results substantially below 1995 at The Sheraton Casino.

     We have ongoing expansion projects at Caesars Palace, The Desert Inn and Caesars Atlantic City. These projects are expected to have a negative impact on operations until they are completed. These negative impacts are expected to result primarily from the noise, appearance and physical condition of the properties caused by the construction and, to a lesser extent, a slight reduction in the number of available rooms during certain project phases. A discussion of our program to upgrade and expand our existing gaming operations appears under "Liquidity and Capital Resources".

        Year Ended 1996                                Year Ended 1995
--------------------------------              ----------------------------------
                       Operating                                       Operating
Revenues     EBITDA      Income               Revenues      EBITDA       Income
--------     ------    ---------              --------      ------     ---------
 $879         $260        $231   .Information.   $856        $237         $207
                                   Services

     Revenues at ITT World Directories were basically unchanged from 1995 as the full year benefit of the Maister Directories acquisition was offset by the impacts of foreign exchange and increased competition with certain telephone companies. EBITDA and operating income improved due mainly to continuing cost controls throughout the organization and the Maister Directories acquisition.

     ITT Educational revenues increased 15% while EBITDA and operating income increased 24% and 44%, respectively. This growth was attributable to a 10% increase in total student enrollments during 1996, which resulted primarily from an increase in same-college student enrollments, improved results at new colleges opened over the last few years, expanded curricula offerings at many of its colleges and the introduction of new baccalaureate programs. At December 31, 1996, student enrollments were 22,633 compared with 20,618 at December 31, 1995, a 10% increase.

Year ended December 31, 1995 compared with year ended December 31, 1994

     Revenues of $6,252 in 1995 increased 33% compared with $4,709 in 1994, reflecting the eleven month contribution of the Caesars acquisition as well as the full-year contribution of Ciga and other significant hotel acquisitions completed during the latter half of 1994. Caesars revenues totaled $910 from the date of acquisition while Ciga and other hotel acquisitions contributed $586 in 1995 compared with $271 in 1994 from the dates of acquisition of these properties. Excluding the Caesars and hotel acquisitions, revenues increased 7% in 1995 primarily due to higher average room rates in owned and leased properties in North America and the inclusion of a full year's results of The Sheraton Casino. Revenues at ITT World Directories were basically unchanged during 1995 at $654 compared with $646 in 1994 reflecting increased competition with certain telephone companies. Revenues at ITT Educational increased 8% to $202 from $187 in 1994 reflecting additional school openings, increased census and a continuing expansion of curricula and degree offerings.

     Salaries, benefits and other operating costs increased 21% in 1995 to $4,576 from $3,786 representing the costs of the acquired properties and smaller increases in the cost of services. Overall, salaries, benefits and other operating costs represented 73% of revenues in 1995, down from 80% in 1994, as higher average rates and occupancy outpaced the increase in costs. In addition, improved performance in the Information Services segment, representing lower telephone company fees in Belgium, continued benefits of cost control programs, and favorable foreign exchange experience, contributed to the positive results.

     Selling, general and administrative expenses increased 62% to $951 in 1995 compared with $587 in 1994, due primarily to the costs associated with the Caesars, Ciga and other hotel acquisitions. In 1995, we embarked on a company-wide cost rationalization program aimed at reducing administrative costs. In June 1995, we announced the closing of the Caesars headquarters in Los Angeles; in September 1995, we provided for severance and other costs associated with the restructuring of the headquarters operations of the Hotels and Information Services segments totaling $80 pretax, and in December 1995, we recorded charges associated with the consolidation of certain administrative and other functions in our Gaming segment of $6 pretax.

     Selling, general and administrative expenses have been reduced by service fee income of $96 and $88 in 1995 and 1994, respectively, representing amounts received for overhead expenses related to world headquarters management and supervision of the entities comprising Old ITT prior to the Distribution, including advice and assistance provided by ITT in connection with cash management, legal, accounting, tax and insurance services. The net cost of these services to ITT are not necessarily indicative of the costs that would have been incurred if ITT had been operated as an unaffiliated entity.

     Operating income rose to $568 in 1995 compared with $292 in 1994, reflecting the impact of the acquisitions discussed above, as well as the impact of the restructuring charges referred to above. Excluding the acquisitions and restructuring charges, operating income increased 42% primarily due to higher average room rates, particularly in owned properties in North America, and the aforementioned improvement in the Information Services segment. Depreciation and amortization increased 92% compared with 1994 due primarily to the acquisitions discussed above.

     Interest expense (before interest income of $54 in 1995 and $16 in 1994) increased to $345 from $147 in 1994. This increase is primarily the result of the acquisition of Caesars and the hotels discussed above as well as the March 10, 1995 acquisition of Madison Square Garden Corporation.

     Provision for income taxes rose during 1995 in direct proportion to the higher pretax earnings as ITT maintained an effective rate of 40% in both years. Net income, after minority equity, was $147 in 1995, compared with $74 in 1994 as a result of the factors discussed above.

Business Segments

     Revenues, EBITDA and operating income, excluding the effects of corporate overhead, 1995 restructuring charges ($51 in Hotels, $29 in Information Services and $6 in Gaming) and minority equity, for each of our three major business segments were as follows:

        Year Ended 1995                                Year Ended 1994
--------------------------------              ----------------------------------
                       Operating                                       Operating
Revenues     EBITDA      Income               Revenues      EBITDA       Income
--------     ------    ---------              --------      ------     ---------
 $4,164       $376        $248   ...Hotels...  $3,700        $239         $152

     The 1995 results reflect the full-year benefit of the Ciga and other significant hotel acquisitions made during 1994. Average daily rate at our owned and leased properties increased 10% and was the primary contributor to a 10% increase in REVPAR to $96. EBITDA from owned and leased properties more than doubled in 1995. Excluding the effects of 1994 acquisitions, EBITDA from owned and leased properties improved 51%, with strong improvements throughout North America. The primary contributors to the improved results were the increase in average rates and the benefits of cost containment programs. These increases reflected management's focus on attaining the optimal combination of rate and occupancy while enhancing the level of service and value to our customers. EBITDA from managed properties increased 24% due to the addition of several new management agreements. At December 31, 1995, Hotel properties included 68 properties (17%) which were owned or leased, 134 properties (32%) which were managed under long-term agreements and 214 properties (51%) which were franchised, totaling over 129,000 rooms worldwide.

        Year Ended 1995                                Year Ended 1994
--------------------------------              ----------------------------------
                       Operating                                       Operating
Revenues     EBITDA      Income               Revenues      EBITDA       Income
--------     ------    ---------              --------      ------     ---------
 $1,232       $296        $208   ...Gaming...    $176         $19           $9

     The January 1995 acquisition of one of the most internationally recognized brand names in gaming, Caesars, positioned us to be a competitive force in this rapidly expanding industry. The Gaming segment has key properties in both major U.S. jurisdictions, Las Vegas, Nevada and Atlantic City, New Jersey, as well as other domestic and international properties. In addition to Caesars, the 1995 results also reflect a full year of operating results from The Sheraton Casino, which opened in August, 1994.

        Year Ended 1995                                Year Ended 1994
--------------------------------              ----------------------------------
                       Operating                                       Operating
Revenues     EBITDA      Income               Revenues      EBITDA       Income
--------     ------    ---------              --------      ------     ---------
   $856       $237        $207   .Information.   $833        $181         $155
                                   Services

     Revenues at ITT World Directories were basically unchanged compared with 1994 while margins improved somewhat, reflecting lower telephone company fees in Belgium as the company began to compete with the local telephone company. ITT Educational achieved record results in its first year as a publicly traded company, reflecting the benefit of additional school openings, ongoing cost control measures and a continuing expansion of curricula and degree offerings. ITT Educational maintained its enrollment base (20,618 students at December 31, 1995 compared with 20,668 at December 31, 1994) despite a strong job market in 1995.

Liquidity and Capital Resources

     Our EBITDA increased 24% in 1996 reflecting strong earnings growth in both the Hotels and Information Services segments, the continuing benefits of management's cost rationalization strategies and the accretive impact of the Caesars acquisition. Cash flows are expected to be sufficient to service indebtedness, satisfy tax obligations and fund maintenance capital expenditures and other liquidity needs. Additional liquidity needs are expected to be funded through traditional debt or equity financing, asset sales or any combination thereof.

     Cash from operating activities, as defined by SFAS No. 95 "Statement of Cash Flows," increased to $525 in 1996 from $504 in 1995 due primarily to higher earnings. The SFAS definition of cash from operating activities differs from EBITDA largely due to the inclusion of interest, income taxes and changes in working capital.

     On May 2, 1996, we sold 2.1 million shares in Alcatel Alsthom for approximately $200. On February 11, 1997, we sold an additional 3 million Alcatel Alsthom shares for approximately $300. We have agreed to sell our remaining interest in the capital stock of Alcatel Alsthom for proceeds of approximately $530, subject to final settlement. Proceeds from these sales have been (and will be) used for general corporate purposes, including debt reduction.

     On June 27, 1996, we announced a capital expenditure program to upgrade and expand our existing gaming operations. Approximately $625 is expected to be invested at Caesars Palace and approximately $280 is expected to be invested at Caesars Atlantic City. We are also in the process of renovating The Desert Inn. This renovation commenced in 1995 and is expected to be completed in the third quarter of 1997 with a total cost of approximately $175. In addition to the expansion of existing gaming operations, we have announced that we will construct a riverboat casino and a hotel in Harrison County, Indiana at a cost of approximately $270. Construction on certain of these projects has commenced. Total capital expenditures related to these projects during 1996 was approximately $160. Total capital spending for the remainder of these projects is estimated to be $900 and $290 in 1997 and 1998, respectively. We plan to finance this capital expenditure program from a combination of cash generated from operations, net proceeds received from the issuance of securities and the sale of non-strategic assets. These capital expenditures, and the timing of these capital expenditures, are dependent upon many factors, including business conditions during the construction period.

     We have entered into an agreement in principle to form a joint venture with Planet Hollywood to develop, own and operate "Planet Hollywood" themed hotel/casinos. We expect that the joint venture will initially develop a Planet Hollywood Hotel and Casino in Las Vegas, Nevada and later in Atlantic City, New Jersey, as market conditions warrant. Currently, the plans for these properties are in a preliminary stage, and the construction will be conditioned upon receipt of all necessary consents, permits and approvals. It is not currently anticipated that construction in Las Vegas would commence prior to the first quarter of 1998 or that construction in Atlantic City would commence prior to the first quarter of 2000. Although ITT and Planet Hollywood have entered into an agreement in principle, ITT and Planet Hollywood have not completed the negotiation of definitive documentation. While we believe these negotiations are in their final stages, there can be no assurances that definitive agreements relating to the joint venture will be executed or that any of the proposed projects will be commenced or completed.

     Capital expenditures totaled $577 in 1996, 91% of which occurred in roughly equal parts at the Hotels and Gaming segments, compared with $431 in 1995, 96% of which occurred at the Hotels and Gaming segments. We completed certain hotel acquisitions which totaled approximately $260, and on July 1, 1996 paid approximately $105 in connection with our acquisition of WBIS+ (formerly WNYC-TV) in partnership with Dow Jones. Also during July 1996, we acquired the remaining 50% interest in the Sheraton on the Park in Sydney, Australia, which resulted in approximately $150 in additional consolidated indebtedness. During 1995, we completed the acquisitions of Caesars ($1.76 billion) and a 50% interest in the businesses which comprise Madison Square Garden ($610), in January and March, respectively.

     External borrowings were $4.19 billion and $3.84 billion at December 31, 1996 and December 31, 1995, respectively. This increase is primarily attributable to the 1996 acquisitions discussed above.

     On October 15, 1996, and February 18, 1997, we received $81 and $169, respectively, as payment of the remaining amount necessary to equalize the partnership interests of Cablevision and

ITT in MSG. On March 6, 1997, we entered into an agreement in principle to sell our 50% interest in MSG to Cablevision for $650 plus the assumption of approximately $115 of indebtedness. Under the terms of this agreement in principle, Cablevision will pay us $500 in cash for a 38.5% interest in MSG upon closing, which is expected to occur by mid-1997. We will also have a "put" option to require Cablevision to purchase half of our continuing 11.5% interest in MSG for $75 on June 1, 1998 and the other half of this continuing interest for an additional $75 (or if the first option is not exercised on June 1, 1998, the entire 11.5% interest for $150) on June 1, 1999. On the third anniversary of the initial closing or upon a "change of control" of ITT, Cablevision will have the right to purchase our remaining interest in MSG at a price determined by an investment banking firm to be fair market value (which, if such right arises out of a "change of control" may be paid in debt securities of Cablevision). This transaction is subject to the negotiation and execution of definitive documentation, approval of the NBA and the NHL and certain other conditions.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    PART III

Item 10. Directors and Executive Officers

     The information called for by Item 10 with respect to directors will be incorporated by reference to the definitive Proxy Statement for Annual Meeting of Stockholders or filed by an amendment to this Form 10-K.

     The information called for by this Item 10 with respect to executive officers is set forth above in Part I under the caption "Executive Officers."

Item 11. Executive Compensation

     The information called for by Item 11 will be incorporated herein by reference to the definitive proxy statement for Annual Meeting of Stockholders or filed by an amendment to this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information called for by Item 12 will be incorporated by reference to the definitive Proxy Statement for Annual Meeting of Stockholders or filed by an amendment to this Form 10-K.

Item 13. Certain Relationships and Related Transactions

     The information called for by Item 13 will be incorporated by reference to the definitive Proxy Statement for Annual Meeting of Stockholders or filed by an amendment to this Form 10-K.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) Documents filed as a part of this report:

     1. See Index to Financial Statements and Schedule appearing on page F-1 for a list of the financial statements and schedule filed as part of this report.

     2. See Exhibit Index appearing on pages II-2 through II-5 for a list of the exhibits filed or incorporated herein as a part of this report.

     (b) On November 15, 1996, we filed a Current Report on Form 8-K which attached as exhibits the Underwriting Agreement between us and Goldman, Sachs & Co., as representative of the several Underwriters, dated November 12, 1996; the definitive form of our 6 3/4% Notes Due November 15, 2003 (the "Notes"); the Amended and Restated Indenture between us and The First National Bank of Chicago, Trustee, dated as of November 15, 1995, as Amended and Restated as of December 19, 1995; and an opinion of Margaret M. Foran, Associate General Counsel, as to the legality of the Notes.

                                    INDEX TO
                 CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                                           PAGE
                                                                           ----

Report of Management...................................................    F-2

Report of Independent Public Accountants...............................    F-3

Consolidated Income for the three years ended December 31, 1996........    F-4

Consolidated Balance Sheet as of December 31, 1996 and 1995............    F-5

Consolidated Cash Flow for the three years ended December 31, 1996.....    F-6

Consolidated Stockholders Equity for the three years ended
  December 31, 1996....................................................    F-7

Notes to Financial Statements..........................................    F-8

Quarterly Results for 1996 and 1995 (Unaudited)........................   F-23

Business Segment Information...........................................   F-24

Geographical Information - Total Segments..............................   F-25

Valuation and Qualifying Accounts......................................    S-1

                              Report of Management

     The management of ITT Corporation ("ITT") is responsible for the preparation and integrity of the information in the financial statements and other sections of the Annual Report. The financial statements are prepared in accordance with generally accepted accounting principles and, where necessary, include amounts that are based on management's informed judgments and estimates. Other information in the Annual Report is consistent with the financial statements.

     ITT's financial statements are audited by Arthur Andersen LLP, independent public accountants, elected by the shareholders. Management has made ITT's financial records and related data available to Arthur Andersen LLP and believes that the representations made to the independent public accountants are valid and complete.

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

     ITT's internal controls provide for the careful selection and training of personnel and for appropriate divisions of responsibility. The controls are documented in written codes of conduct and policies and procedures that are communicated to ITT's employees. Management continually monitors the system of internal controls for compliance. An important element of the monitoring process is an internal audit program which independently assesses the effectiveness of internal controls and which results in recommendations for improvements on a regular basis. The independent public accountants also evaluate internal controls and perform tests of procedures and accounting records to enable them to express their opinion on ITT's financial statements. They also make recommendations for improving internal controls, policies and practices. Management takes appropriate action in response to each recommendation from the internal audit program and the independent public accountants.

     The Audit Committee of the Board of Directors, composed of nonemployee directors, meets periodically with management and with the independent public accountants to evaluate the effectiveness of the work performed by them in discharging their respective responsibilities and to assure their independence and free access to the Committee.

                    Report of Independent Public Accountants

To the Stockholders of ITT Corporation:

     We have audited the accompanying consolidated balance sheet of ITT Corporation (a Nevada corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, cash flow and stockholders equity for each of the three years in the period ended December 31, 1996, as described in the accompanying Index to Financial Statements and Schedule. These financial statements and the schedule referred to below are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ITT Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

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


                                        ARTHUR ANDERSEN LLP

New York, New York
January  23, 1997 (except with respect to
         the matters discussed in the
         Subsequent Events note as to
         which the date is March 27, 1997)

                        ITT CORPORATION AND SUBSIDIARIES

                              CONSOLIDATED INCOME
                          In millions except per share

                                                                      Years Ended December 31,
                                                                   ----------------------------
                                                                     1996       1995       1994
                                                                     ----       ----       ----
Revenues .......................................................   $ 6,597    $ 6,252    $ 4,709
Costs and expenses:
  Salaries, benefits and other operating .......................     4,755      4,576      3,786
  Selling, general and administrative, net of service fee income
      of $-, $96 and $88 .......................................       838        855        499
  Depreciation and amortization ................................       276        253        132
                                                                   -------    -------    -------
                                                                     5,869      5,684      4,417
                                                                   -------    -------    -------
                                                                       728        568        292

Interest expense (net of interest income of $74, $54 and $16) ..      (230)      (291)      (131)
Miscellaneous income (expense), net ............................         1          5        (17)
                                                                   -------    -------    -------
                                                                       499        282        144

Provision for income taxes .....................................      (210)      (114)       (58)
Minority equity ................................................       (40)       (21)       (12)
                                                                   -------    -------    -------
Net income .....................................................   $   249    $   147    $    74
                                                                   =======    =======    =======

Earnings per share (Pro Forma for 1994 -
  See Notes to Financial Statements) ...........................   $  2.11    $  1.24    $  0.63
                                                                   =======    =======    =======

Weighted average common and common equivalent shares
  (Pro Forma for 1994 - See Notes to Financial Statements) .....       118        118        117
                                                                   =======    =======    =======

The accompanying notes to financial statements are an integral part of the above statement.

                        ITT CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                          In millions except for shares

                                                                               December 31,
                                                                             ---------------
                                                                             1996       1995
                                                                             ----       ----
Assets
Current assets:
   Cash and cash equivalents ...........................................   $   224    $   177
   Marketable securities ...............................................       599       --
   Receivables, net ....................................................       659        784
   Inventories .........................................................       103         86
   Prepaid expenses and other ..........................................       113         96
                                                                           -------    -------
      Total current assets .............................................     1,698      1,143

Plant, property and equipment, net .....................................     4,746      3,979
Investments ............................................................       920      1,757
Goodwill, net ..........................................................     1,358      1,332
Long-term receivables, net .............................................       186        150
Other assets ...........................................................       367        331
                                                                           -------    -------
                                                                           $ 9,275    $ 8,692
                                                                           =======    =======
Liabilities and Stockholders Equity
Current liabilities:
   Accounts payable ....................................................   $   312    $   309
   Accrued expenses ....................................................       551        695
   Notes payable and current maturities of long-term debt ..............       297        265
   Other current liabilities ...........................................       231        190
                                                                           -------    -------
      Total current liabilities ........................................     1,391      1,459

Long-term debt .........................................................     3,894      3,575
Deferred income taxes ..................................................       196        112
Other liabilities ......................................................       430        350
Minority interest ......................................................       290        260
                                                                           -------    -------
                                                                             6,201      5,756
                                                                           -------    -------
Stockholders Equity:
   Common stock:  authorized 200,000,000 shares, no par or stated value,
      outstanding 116,366,176 and 117,196,370 shares, respectively .....     2,897      2,944
   Cumulative translation adjustment ...................................        (2)      --
   Unrealized loss on securities .......................................       (62)      --
   Retained earnings/(accumulated deficit) .............................       241         (8)
                                                                           -------    -------
      Total stockholders equity ........................................     3,074      2,936
                                                                           -------    -------
                                                                           $ 9,275    $ 8,692
                                                                           =======    =======

The accompanying notes to financial statements are an integral part of the above statement.

                        ITT CORPORATION AND SUBSIDIARIES

                             CONSOLIDATED CASH FLOW
                                   In millions

                                                                Years Ended December 31,
                                                               --------------------------
                                                                1996      1995       1994
                                                                ----      ----       ----
Operating Activities
Net Income .................................................   $ 249    $   147    $    74
Adjustments to net income:
   Depreciation and amortization ...........................     276        253        132
   Provision for doubtful receivables ......................      55         68         43
   Minority equity in net income ...........................      40         21         12
   Equity income, net of dividends received ................       8         21         16
Changes in working capital:
   Receivables .............................................     (50)      (155)       (66)
   Inventories .............................................     (19)        (4)        (5)
   Accounts payable ........................................     (40)        59         (6)
   Accrued expenses ........................................     (21)        77         29
Accrued and deferred taxes .................................      45         44         11
Other, net .................................................     (18)       (27)       (10)
                                                               -----    -------    -------
   Cash from operating activities ..........................     525        504        230
                                                               -----    -------    -------

Investing Activities
Additions to plant, property and equipment .................    (577)      (431)      (242)
Proceeds from divestments ..................................     282         10         18
Acquisitions, net of acquired cash .........................    (364)    (2,328)    (1,249)
Other, net .................................................      51        110          6
                                                               -----    -------    -------
   Cash used for investing activities ......................    (608)    (2,639)    (1,467)
                                                               -----    -------    -------

Financing Activities
Short-term debt, net .......................................      20         94         13
Long-term debt issued ......................................     461      3,132        260
Long-term debt repaid ......................................    (307)      (121)      (124)
Repurchases of common stock ................................     (57)      --         --
Change in investments and advances from ITT Industries, Inc.    --         (929)       457
Other, net .................................................      13        (55)       (11)
                                                               -----    -------    -------
   Cash from financing activities ..........................     130      2,121        595
                                                               -----    -------    -------

Exchange Rate Effect on Cash and Cash Equivalents ..........    --         --           (1)
                                                               -----    -------    -------

Increase/(decrease) in cash and cash equivalents ...........      47        (14)      (643)
Cash and Cash Equivalents - Beginning of Year ..............     177        191        834
                                                               -----    -------    -------
Cash and Cash Equivalents - End of Year ....................   $ 224    $   177    $   191
                                                               =====    =======    =======

Supplemental disclosures of cash flow information:
Cash paid during the year for:
   Interest ................................................   $ 252    $   314    $   119
                                                               =====    =======    =======
   Income taxes ............................................   $ 163    $    55    $   117
                                                               =====    =======    =======

The accompanying notes to financial statements are an integral part of the above statement.

                        ITT CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STOCKHOLDERS EQUITY
                          In millions except for shares

                                                                                       Currency     Retained
                                      Investments and            Common Stock        Translation    Earnings/
                                       Advances from         ---------------------    and Other   (Accumulated
                                   ITT Industries, Inc.(1)   Shares         Amount    Adjustment    Deficit)
                                   -----------------------   ------         ------    ----------  ------------
Balance - January 1, 1994 .........     $ 2,765                   --        $  --        $--          $--
Net income ........................          74                   --           --         --           --
Transfers from ITT Industries, net          549                   --           --         --           --
Translation of financial statements         (35)                  --           --         --           --
                                        -------           ------------      -------      ----         -----
Balance - December 31, 1994 .......       3,353                   --           --         --           --
Net income ........................         155                   --           --         --           --
Transfers to ITT Industries, net ..        (539)                  --           --         --           --
Translation of financial statements         (25)                  --           --         --           --
Issuance of common stock in
    connection with the
    Distribution ..................      (2,944)           117,196,370        2,944       --           --
                                        -------           ------------      -------      ----         -----
Balance - December 19, 1995 .......        --              117,196,370        2,944       --           --
Net loss ..........................        --                     --           --         --             (8)
                                        -------           ------------      -------      ----         -----
Balance - December 31, 1995 .......        --              117,196,370        2,944       --             (8)
Net income ........................        --                     --           --         --            249
Stock option transactions .........        --                  293,332           10       --           --
Common stock repurchases ..........        --               (1,123,526)         (57)      --           --
Translation of financial statements        --                     --           --          (2)         --
Unrealized loss on securities .....        --                     --           --         (62)         --
                                        -------           ------------      -------      ----         -----
Balance - December 31, 1996 .......     $  --              116,366,176      $ 2,897      $(64)        $ 241
                                        =======           ============      =======      ====         =====

(1) Investments and Advances from ITT Industries, Inc. represents the means by which ITT was funded by ITT Industries prior to the Distribution and consisted of both equity and interest bearing advances. As of December 19, 1995, ITT was recapitalized through issuances of its own debt and equity securities.

The accompanying notes to financial statements are an integral part of the above statement.

                        ITT CORPORATION AND SUBSIDIARIES

                          Notes to Financial Statements
             Dollar amounts are in millions unless otherwise stated

Basis of Presentation

     ITT Corporation ("ITT") is one of the world's largest hotel and gaming companies. ITT's principal lines of business are hotels, gaming and information services. The hotels segment is comprised of a worldwide hospitality network of over 410 full-service hotels serving three markets: luxury, upscale and mid-price. ITT's hotel operations are represented on every continent and in nearly every major world market. ITT's gaming operations are located in several key domestic jurisdictions. ITT also operates various hotel/casino ventures outside the United States. ITT's information services segment publishes telephone directories in many countries outside the United States and provides post-secondary career education in the United States.

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

Accounting Policies

     Revenue Recognition: Generally, revenues are recognized when the services have been rendered. The following is a description of the composition of revenues for each of ITT's business segments:

     Hotels Operations: At December 31, 1996, ITT operated 135 hotels under long-term management agreements. These agreements effectively convey to ITT the right to use the hotel properties in exchange for payments to the property owners which are based primarily on the hotels' profitability. Accordingly, ITT includes the operating results of hotel properties under long-term management agreements in its consolidated financial statements. Revenues related to these hotel properties were $2.8 billion, $2.8 billion and $2.7 billion for 1996, 1995 and 1994, respectively, and amounts provided for payments to the property owners for the use of the hotel properties were $.6 billion, $.5 billion and $.5 billion for 1996, 1995 and 1994, respectively.

     Gaming Operations: Casino revenues represent the net win from gaming wins and losses. Revenues exclude the retail value of rooms, food, beverage, entertainment and other promotional allowances provided on a complimentary basis to customers. The estimated retail value of these promotional allowances was $161, $144 and $17 for the years ended December 31, 1996, 1995 and 1994, respectively. The estimated cost of such promotional allowances was $111, $99 and $11 for the years ended December 31, 1996, 1995 and 1994, respectively, and has been included in Costs and Expenses in the accompanying statement of Consolidated Income.

     Revenues and Costs and Expenses of the Gaming operations are comprised of the following for the years ended December 31, 1996, 1995 and 1994:

                                                           Years Ended December 31,
                                       -------------------------------------------------------------
                                              1996                   1995               1994
                                       --------------------  -------------------- ------------------
                                                  Costs and             Costs and          Costs and
                                       Revenues   Expenses   Revenues   Expenses  Revenues Expenses
                                       --------   --------   --------   --------  -------- --------
Gaming                                  $1,032     $  592     $1,004     $  516     $139     $ 62
Rooms                                       70         25         70         25       20        9
Food and beverage                           79         71         70         80       12       17
Other operations                           104         57         88         99        5       10
Selling, general and administrative       --          215       --          172      --        37
Depreciation and amortization             --           80       --           88      --        10
Provision for doubtful accounts           --           34       --           50      --        22
                                        ------     ------     ------     ------     ----     ----
     Total                              $1,285     $1,074     $1,232     $1,030     $176     $167
                                        ======     ======     ======     ======     ====     ====

     Information Services Operations: Revenues for the directories unit of Information Services, ITT World Directories, Inc. ("ITT World Directories"), are comprised of the total value of advertising contracts sold by ITT World Directories. Costs and expenses include remuneration and franchise fees paid to telephone authorities in places where ITT World Directories operates as a publisher of directories or operates as an agent.

     Tuition revenue at ITT Educational Services, Inc. ("ITT Educational") is recorded on a straight-line basis over the length of the applicable course. If a student discontinues training, the revenue related to the remainder of that quarter is recorded with the amount of refund resulting from the application of federal, state or accreditation requirements recorded as an expense.

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

     Plant, Property and Equipment: Plant, property and equipment, including capitalized interest of $13 in 1996 applicable to major project expenditures, are recorded at cost. ITT normally claims the maximum depreciation deduction allowable for tax purposes. In general, for financial reporting purposes, depreciation is provided on a straight-line basis over the useful economic lives of the assets involved as follows: Buildings and improvements-primarily 15 to 40 years, Machinery and equipment-2 to 10 years, and Other-5 to 40 years. Gains or losses on the sale or retirement of assets are included in income.

     Derivative Financial Instruments: ITT uses derivative financial instruments from time to time, including foreign currency forward contracts and/or swaps, as a means of hedging exposure to foreign currency and/or interest rate risks. Forward exchange contracts and foreign currency swaps are accounted for in accordance with SFAS No. 52 "Foreign Currency Translation". ITT is an end-user and does not utilize these instruments for speculative purposes. ITT has strict policies regarding the financial stability and credit standing of its major counterparties. Changes in the spot rate of derivative instruments designated as hedges of foreign currency denominated assets have been classified in the same manner as the classification of the changes in the underlying assets.

     Foreign Currency: Balance sheet accounts are translated at the exchange rates in effect at each year end and income and expense accounts are translated at the average rates of exchange prevailing during the year. The national currencies of foreign operations are generally the functional currencies. Gains and losses from foreign currency transactions are reported currently in costs and expenses and were insignificant for all periods presented.

     Income Tax: Prior to the Distribution, ITT and its subsidiaries were included in the consolidated U.S. Federal tax return of Old ITT and remitted to (received from) Old ITT an income tax provision (benefit) computed in accordance with a tax sharing arrangement. This arrangement generally required that ITT determine its tax provision (benefit) as if it were filing a separate U.S. Federal income tax return. However, the arrangement allowed ITT to record benefits of certain tax attributes, primarily foreign tax credits, utilizable on the Old ITT consolidated tax return, which may not have been available on a separate company basis.

     Subsidiary Stock Issuance: ITT recognizes gains (losses) on sales of subsidiary stock. For the year ended December 31, 1994, Miscellaneous income (expense), net includes a pretax gain of $10, from the sale of 16.7% of the common stock of ITT Educational.

     Goodwill: The excess of cost over the fair value of net assets acquired is amortized on a straight-line basis over 40 years. Accumulated amortization was $80, $38, and $6 at December 31, 1996, 1995 and 1994, respectively. ITT continually reviews goodwill to assess recoverability from future operations using undiscounted cash flows. Impairments would be recognized in operating results if a permanent diminution in value is deemed to have occurred.

     Earnings Per Share: Earnings per share through the Distribution Date were computed based upon the number of ITT common shares which were outstanding on the Distribution Date. Earnings per share from the Distribution Date through December 31, 1996 were determined based upon the weighted average of common and common equivalent shares outstanding during the period.

     Reclassifications: Certain amounts in the prior years' financial statements have been reclassified to conform to the current year presentation.

Transactions with Companies Affiliated with ITT Industries, Inc.

     ITT included many of the corporate functions of Old ITT and provided Old ITT and other affiliates certain centralized systems for legal, accounting, tax, treasury and insurance services. ITT received fees for such services which ranged between 0.5% and 1% of net sales of the affiliate and totaled $96 and $88 in 1995 and 1994, respectively. Service fee income has been recorded in Costs and Expenses in the accompanying statement of Consolidated Income.

     Interest expense was charged to ITT on the portion of its Investments and Advances from ITT Industries, Inc. which was deemed debt. Interest expense was charged at 8% and totaled $232 and $86 in 1995 and 1994, respectively.

     ITT was one of several affiliates participating in the ITT Salaried Retirement Plan as well as health care and life insurance programs for salaried employees and retirees sponsored by Old ITT through the time of the Distribution (see "Employee Benefit Plans").

Acquisitions

     ITT completed various hotel acquisitions during 1996. These acquisitions were accounted for using the purchase method of accounting. The aggregate purchase price of $371, including assumed liabilities of $176, was approximately equal to the fair value of the assets acquired. The results of operations of these acquisitions have been included in Consolidated Income from their respective dates of acquisition. ITT also made minority investments in certain hotel properties during 1996 in the aggregate amount of $65. The pro forma effects of these transactions on revenues, net income and earnings per share were not material.

     On July 1, 1996, ITT, in partnership with Dow Jones & Co., launched a new television station, WBIS+, which operates the broadcasting license of the former WNYC-TV. The partnership purchased the broadcasting license from New York City for $207. This purchase was funded equally by the partners. ITT's investment in this partnership is reported using the equity method of accounting. ITT's share of WBIS+'s results of operations are included in Consolidated Income from the date of acquisition.

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

     On March 10, 1995, ITT, in a joint venture with Rainbow Programming Holdings, Inc.("Rainbow"), a subsidiary of Cablevision Systems Corporation ("Cablevision"), completed the acquisition of the businesses comprising Madison Square Garden ("MSG") for approximately $1 billion. The acquisition was funded by equity contributions from the partners of approximately $720 and the remainder was financed through bank debt. ITT's share of the results of MSG are included in Consolidated Income from the date of acquisition.

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

     The following unaudited pro forma summary presents information as if the acquisitions had occurred at the beginning of the respective periods:

                                                    Years Ended December 31,
                                                    ------------------------
                                                     1995             1994
                                                     ----             ----
     Revenues                                       $6,334           $5,883
     Net income                                     $  132           $    8
                                                    ======           ======
     Earnings per share                             $ 1.11           $ 0.07
                                                    ======           ======

     The pro forma information is not necessarily indicative of the results that would have occurred had the acquisitions taken place at the beginning of the respective periods.

Marketable Securities

     Marketable securities consist of ITT's investment in Alcatel Alsthom. This investment has been classified as "available for sale" in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and carried at fair value with the change from cost basis reported in stockholders equity. The cost basis of this investment at December 31, 1996 was $661. Dividend income from Alcatel Alsthom was $12 and $29 in 1996 and 1995, respectively.

Receivables

     Current receivables of $659 and $784 at December 31, 1996 and 1995, including current maturities of notes receivable, are reported net of allowances for doubtful accounts of $141 and $106, respectively.

     Long-term receivables of $186 and $150 at December 31, 1996 and 1995, are net of allowances for doubtful accounts of $50 and $98, exclude current maturities of $15 and $21, respectively, and approximate fair value.

Plant, Property and Equipment

     Plant, property and equipment consisted of the following:

                                                                 December 31,
                                                               ---------------
                                                               1996       1995
                                                               ----       ----
Land and improvements                                        $ 1,337    $ 1,178
Buildings and improvements                                     2,685      2,311
Machinery, furniture, fixtures and equipment                   1,072        789
Construction work in process                                     295        250
Other                                                            143         97
                                                             -------    -------
                                                               5,532      4,625
Less: Accumulated depreciation and amortization                 (786)      (646)
                                                             -------    -------
                                                             $ 4,746    $ 3,979
                                                             =======    =======
Investments

     Investments consisted of the following:

                                                                 December 31,
                                                               ---------------
                                                               1996       1995
                                                               ----       ----
Equity in MSG                                                $   533    $   607
Equity in WBIS+                                                  109       --
Equity in and advances to other
    20-50% owned companies                                       261        261
Alcatel Alsthom at cost                                         --          834
Other investments at cost                                         17         55
                                                             -------    -------
                                                             $   920    $ 1,757
                                                             =======    =======

     Equity in earnings of unconsolidated subsidiaries accounted for on the equity basis were $8, $1, and $- in 1996, 1995 and 1994, respectively.

Restructuring

     ITT recorded an $80 pretax charge in the 1995 third quarter to restructure and rationalize headquarters operations and provide for the planned disposal of non-core assets. These charges related to operations in the Hotels ($51 pretax) and Information Services ($29 pretax) business segments.

     Of the total pretax charges, approximately $28 represented severance and other related employee termination costs associated with the elimination of nearly 275 positions worldwide. The balance of the restructuring charges ($52 pretax) related primarily to asset write-offs, lease commitments and termination penalties and reserve actions in connection with the disposal of non-core assets and reduced facilities utilization. As of December 31, 1996, substantially all of these restructuring costs have been paid.

     In addition, during the 1995 fourth quarter, ITT recorded a $6 pretax charge in the Gaming segment to consolidate certain administrative functions in its Las Vegas operations. As of December 31, 1996, all of these restructuring costs have been paid.

Income Tax
     Income tax data is as follows:
                                                    1996      1995        1994
                                                    ----      ----        ----
Pretax income (loss)
    U.S.                                            $214      $  64       $ (23)
    Foreign                                          285        218         167
                                                    ----      -----       -----
                                                    $499      $ 282       $ 144
                                                    ====      =====       =====
Provision (benefit) for income taxes *
   Current
       U.S. Federal                                 $ 57      $ (27)      $  36
       State and local                                12         13           6
       Foreign                                        99         99          73
                                                    ----      -----       -----
                                                     168         85         115
                                                    ----      -----       -----
   Deferred
       U.S. Federal                                   23         33         (54)
       Foreign and other                              19         (4)         (3)
                                                    ----      -----       -----
                                                      42         29         (57)
                                                    ----      -----       -----
                                                    $210      $ 114       $  58
                                                    ====      =====       =====

* The 1995 and 1994 provision (benefit) for income taxes was computed in accordance with a tax sharing arrangement between ITT and ITT Industries, Inc. that generally requires that such provision (benefit) be computed as if the enterprise were a stand-alone entity. The primary exception to the stand-alone computation relates to the utilization of foreign tax credits. The arrangement allows for the realization of such credits since they were utilized by ITT Industries, Inc. in the consolidated tax return.

     No provision was made for U.S. taxes payable on undistributed foreign earnings amounting to approximately $268 since these amounts are permanently reinvested.

     Deferred income taxes represent the tax effect of the differences between the book and tax bases of assets and liabilities. Deferred tax assets (liabilities) include the following:

                                                      December 31,
                                         ---------------------------------------
                                                1996                1995
                                         ------------------   ------------------
                                         U.S.       Foreign   U.S.       Foreign
                                         Federal    & Other   Federal    & Other
                                         -------    -------   -------    -------

Plant, property and equipment             $(177)     $(75)     $(183)     $(14)
Allowances for doubtful accounts             50       --          45       --
Employee benefits                            35         1         33       --
Other                                        (5)      (25)        21       (14)
                                          -----      ----      -----      ----
                                          $ (97)     $(99)     $ (84)     $(28)
                                          =====      ====      =====      ====

     A reconciliation of the tax provision at the U.S. statutory rate to the provision for income taxes as reported is as follows:

                                                     1996      1995        1994
                                                     ----      ----        ----
Tax provision at U.S. statutory rate                 $175      $  99       $ 50
Tax on repatriation of foreign earnings                 5        (16)         3
Non-deductible goodwill                                11          9        --
Foreign tax rate differential                           9         12         (1)
U.S. state and local income taxes                       9          9          4
Other                                                   1          1          2
                                                     ----      -----       ----
Provision for income taxes                           $210      $ 114       $ 58
                                                     ====      =====       ====

Debt

     Debt consisted of the following:

                                                              December 31,
                                                          ---------------------
                                                          1996             1995
                                                          ----             ----
Bank loans and other short-term                          $  276           $  252
Long-term                                                 3,915            3,588
                                                         ------           ------
                                                         $4,191           $3,840
                                                         ======           ======

     The weighted average interest rate for bank loans and other short-term borrowings was 7.85% at December 31, 1996 and 10.11% at December 31, 1995 and their fair values approximated carrying value. This average is composed of interest rates on non-U.S. dollar denominated indebtedness. The estimated fair value of long-term debt at December 31, 1996 and 1995 was $3,871 and $3,637, respectively, and was determined based on quoted market prices and/or discounted cash flows using ITT's incremental borrowing rates for similar arrangements.

     ITT maintains lines of credit under which bank loans and other short-term debt are drawn. On November 4, 1996, ITT renewed its two major revolving credit facilities ("Revolvers"), with syndicate banks totaling $3.0 billion (five-year facility of $2.0 billion; 364-day facility of $1.0 billion). In addition, smaller credit lines are maintained by ITT's foreign subsidiaries. ITT had approximately $1.8 billion of available borrowing capacity under the Revolvers as of December 31, 1996. As of December 31, 1996 and 1995, $1,102 and $1,329 of commercial paper has been classified as long-term since ITT intends to renew or refinance these obligations through 1997 and future periods.

     Long-term debt consisted of the following:

                                                                  December 31,
                                                                ---------------
Description                                                     1996       1995
-----------                                                     ----       ----
Commercial paper
     (5.75% and 5.94% weighted average rate
       in 1996 and 1995, respectively)                         $1,102     $1,329
6.25% notes due 2000                                              698        698
6.75% notes due 2003                                              250       --
6.75% notes due 2005                                              449        449
7.375% debentures due 2015                                        448        448
7.75% debentures due 2025                                         148        148
8.875% senior subordinated notes due 2002                         150        150
5.9%-10.1% domestic mortgage loans due 1998-2001                  152        151
4.75%-14.26% foreign loans due 1997-2009                          517        204
Other                                                               1         11
                                                               ------     ------
Total                                                           3,915      3,588
Less current maturities                                            21         13
                                                               ------     ------
                                                               $3,894     $3,575
                                                               ======     ======

     The aggregate maturities of long-term debt are $21 in 1997, $51 in 1998, $- in 1999, $714 in 2000, $1,357 in 2001, and $1,772 thereafter. Assets pledged to secure indebtedness (including mortgage loans) amounted to $535 as of December 31, 1996.

Employee Benefit Plans

     Pension Plans : ITT and its subsidiaries sponsor numerous pension plans. The plans are funded with trustees, except in some countries outside the U.S. where funding is not required. The plans' assets are comprised of a broad range of domestic and foreign equity securities, fixed income investments and real estate. Prior to the Distribution, certain employees of ITT participated in the ITT Salaried Retirement Plan sponsored by Old ITT. Subsequent to the Distribution, those employees became participants of ITT plans.

Total pension expenses were:
                                                           1996    1995    1994
                                                           ----    ----    ----
Defined Benefit Plans
      Service cost                                         $ 27    $ 19    $ 14
      Interest cost                                          28      19      16
      Return on assets                                      (35)    (35)     (1)
      Net amortization and deferral                          16      17     (14)
                                                           ----    ----    ----
      Net periodic pension cost                              36      20      15
Other Pension Cost
      Allocated cost of ITT Salaried Retirement Plan        --        3       4
      Defined contribution savings plans                     13      10       5
      Other                                                  10       9       3
                                                           ----    ----    ----
      Total pension expense                                $ 59    $ 42    $ 27
                                                           ====    ====    ====

     U.S. pension expenses included in the net periodic pension costs in the table above were $23, $10 and $10 for 1996, 1995 and 1994, respectively.

     The following table sets forth the funded status of ITT's pension plans, amounts recognized in ITT's Consolidated Balance Sheet at December 31, 1996 and 1995:

                                                                         1996
                                                 ----------------------------------------------------
                                                        Domestic                  Foreign
                                                        --------                  -------
                                                 Assets        Accumulated  Assets        Accumulated
                                                 Exceed        Benefits     Exceed        Benefits
                                                 Accumulated   Exceed       Accumulated   Exceed
                                                 Benefits      Assets       Benefits      Assets
                                                 -----------   -----------  -----------   -----------
Actuarial present value of benefit
      obligations-
     Vested benefit obligation                     $ 138         $ 50         $  99         $ 29
     Accumulated benefit obligation                $ 154         $ 54         $ 102         $ 30
                                                   =====         ====         =====         ====

Projected benefit obligation                       $ 198         $ 70         $ 120         $ 32
Plan assets at fair value                            183            2           146          --
                                                   -----         ----         -----         ----
Projected benefit obligation
      (in excess) of plan assets                     (15)         (68)           26          (32)
Unrecognized net (gain)/loss                          (6)           5           (21)         --
Unrecognized net obligation                           17            7             3            2
                                                   -----         ----         -----         ----
Pension (liability) asset recognized in the
     consolidated balance sheet                    $  (4)        $(56)        $   8         $(30)
                                                   =====         ====         =====         ====

                                                                         1995
                                                 ----------------------------------------------------
                                                        Domestic                  Foreign
                                                        --------                  -------
                                                 Assets        Accumulated  Assets        Accumulated
                                                 Exceed        Benefits     Exceed        Benefits
                                                 Accumulated   Exceed       Accumulated   Exceed
                                                 Benefits      Assets       Benefits      Assets
                                                 -----------   -----------  -----------   -----------
Actuarial present value of benefit
      obligations-
     Vested benefit obligation                     $ 121         $ 49         $ 55         $ 28
     Accumulated benefit obligation                $ 137         $ 51         $ 59         $ 29
                                                   =====         ====         ====         ====

Projected benefit obligation                       $ 190         $ 67         $ 78         $ 31
Plan assets at fair value                            167            1           81            1
                                                   -----         ----         ----         ----
Projected benefit obligation
      (in excess) of plan assets                     (23)         (66)           3          (30)
Unrecognized net (gain)/loss                          33           16           (6)           1
Unrecognized net obligation                         --              8            4            2
                                                   -----         ----         ----         ----
Pension asset (liability) recognized in the
     consolidated balance sheet                    $  10         $(42)        $  1         $(27)
                                                   =====         ====         ====         ====

     The principal weighted average assumptions used to determine the pension expense and the value of the projected benefit obligation were as shown below:

                                             Domestic              Foreign
                                         -----------------    -----------------
                                         1996         1995    1996         1995
                                         ----         ----    ----         ----
Discount rate                            7.50%        7.50%   7.44%        7.08%
Rate of return on invested assets        9.75%        9.75%   8.09%        7.51%
Salary increase assumption               4.50%        6.00%   5.43%        5.42%

     Retirement Savings Plan: ITT maintains a qualified retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to contribute from 2% to 16% of their pretax pay subject to certain limits, as defined. ITT contributes an amount equal to 1% of an eligible employee's pay to the plan regardless of each employee's individual contribution decision. Employees are 100% vested in this contribution at all times. In addition, ITT matches 50% of eligible employees' contributions to the plan up to a maximum of 5% of pretax pay. This matching contribution is 20% vested each year and fully vested after five years of employment with ITT. Both the 1% and matching contributions made by ITT are invested in ITT common stock. Contribution expense related to this plan was $12 in 1996. Prior to the Distribution, eligible ITT employees participated in ITT Industries' Investment and Savings Plans or in the Caesars 401(k) plan (which was merged into the ITT plan). The contribution expenses related to these plans, which were charged to ITT, were $10 in 1995 and $5 in 1994.

     Postretirement Health and Life: ITT and its subsidiaries provide health care and life insurance benefits for certain eligible retired employees. ITT has prefunded a portion of the health care and life insurance obligations through trust funds where such prefunding can be accomplished on a tax effective basis. Postretirement health care and life insurance benefits expenses were comprised of the following:

                                               1996          1995          1994
                                               ----          ----          ----
Service cost                                    $ 1           $ 1           $ 1
Interest cost                                     2             2             1
Return on assets                                 (2)           (2)           --
Net amortization and deferral                    (1)           --            (1)
                                                ---           ---           ---
Net periodic expense                            $--           $ 1           $ 1
                                                ===           ===           ===

     The following table sets forth the funded status of the postretirement benefit plans other than pensions, amounts recognized in ITT's Consolidated Balance Sheet at December 31, 1996 and 1995 and the principal weighted average assumptions inherent in their determination:

                                                                1996      1995
                                                                ----      ----
Accumulated postretirement benefit obligation                   $ 23      $ 26
Plan assets at fair value                                         14        10
                                                                ----      ----
Accumulated postretirement benefit obligation in
  excess of plan assets                                           (9)      (16)
Unrecognized net gain                                             (8)      ( 2)
Unrecognized past service liability                               (4)      ( 4)
                                                                ----      ----
Liability recognized in the consolidated balance sheet          $(21)     $(22)
                                                                ====      ====

Discount rate                                                   7.50%     7.50%
Rate of return on invested assets                               9.75%     9.75%
Ultimate health care trend rate                                 5.00%     6.00%

     The assumed rate of future increases in the per capita cost of health care (the "health care trend rate") was 8.3% for 1996, decreasing ratably to 5.0% in the year 2001 and remaining at that level thereafter. Increasing the table of health care trend rates by 1% per year would have the effect of increasing the accumulated postretirement benefit obligation by $1 and the annual expense by $-. To the extent that the actual experience differs from the inherent assumptions, the effect will be amortized over the average future service of the covered active employees.

Leases and Rentals

     As of December 31, 1996, minimum rental commitments under operating leases were $63, $58, $50, $45 and $40 for 1997, 1998, 1999, 2000 and 2001,
respectively. For the remaining years, such commitments amounted to $229, aggregating total minimum lease payments of $485.

     Rental expenses for operating leases were $75, $77 and $76 in 1996, 1995 and 1994, respectively.

Capital Stock

     ITT is authorized to issue 50 million shares of preferred stock, none of which was outstanding at December 31, 1996.

     In connection with the Distribution, ITT issued one Series A Participating Cumulative Preferred Stock Purchase Right (the "Right") for each share of ITT common stock outstanding. Additionally, Rights will be issued in respect of common stock subsequently issued until the Rights Distribution Date, as defined, and, in certain circumstances, with respect to common stock issued after the Rights Distribution Date. In the event a person or group has acquired, or has obtained the right to acquire, beneficial ownership of more than 15% of the outstanding shares of common stock or certain specified tender offers occur for more than 15% of the common stock, or in the event ITT is acquired in a merger or other business combination or certain other specified events occur, the Right entitles each holder, subject to certain exceptions, to purchase the number of 1/1,000ths of a share of Series A Participating Cumulative Preferred Stock of ITT equivalent to the number of shares of ITT common stock or common stock of the surviving corporation or other specified entity, as applicable, which have a market value of twice the specified Purchase Price at the relevant date. The Rights, which do not have voting rights, expire on the tenth anniversary of the related rights agreement and are redeemable by ITT at any time at a price of $.01 per Right.

Stock Incentive Plans

     Concurrent with the Distribution, ITT adopted the 1995 ITT Corporation Incentive Stock Plan (the "1995 Plan") for key employees. Awards may be made under the 1995 Plan through the year 2005. The 1995 Plan provides for the granting of nonqualified or incentive stock options, stock appreciation rights payable in stock or cash, performance shares, restricted stock or any combination of the foregoing.

     In connection with the Distribution, ITT granted substitute stock options to acquire 6,276,596 of ITT's common shares, all of which were outstanding at December 31, 1995. These substitute options replaced 2,627,591 options which were outstanding prior to the Distribution, and maintain the same economic value, vesting, expiration dates and other restrictions, terms and conditions which existed under the Old ITT stock incentive plans.

     The 1995 Plan limits awards to employees to no more than 1.5% of the issued and outstanding shares (including treasury shares) on the last day of each year plus any unused portions of such limit carried over from prior years. Additionally, no more than 5,000,000 shares may be available for incentive stock options and no more than 20% of the total may be available for awards of restricted stock or performance shares under the 1995 Plan. No more than 10% of the annual limit may be granted to any one person. The exercise price of each stock option granted is equal to the closing price of ITT's common stock on the date of grant. Generally, stock options have a maximum term of ten years and vest ratably over a three year period from the date of grant. Options granted to senior officers of ITT vest after nine years from the grant date or upon attaining certain defined market price levels of ITT's common stock, whichever occurs first.

     The following table summarizes ITT's stock option activity as of and for the year ended December 31, 1996:

                                                            Weighted-Average
                                          Options       Exercise Price Per Share
                                          -------       ------------------------
Outstanding at the Distribution
   Date and at December 31, 1995         6,276,596            $   37.24
Granted                                  1,741,546            $   55.80
Exercised                                 (288,107)           $   33.84
Forfeited                                 (116,256)           $   49.66
                                         ---------
Outstanding at December 31, 1996         7,613,779            $   41.43
                                         ---------

Exercisable at December 31, 1996         5,035,111            $   36.31

     The following table summarizes information about ITT's outstanding stock options at December 31, 1996:

                                        Options Outstanding                                Options Exercisable
                      ------------------------------------------------------       -----------------------------------
                         Number      Weighted-Average                                 Number
Range of              Outstanding        Remaining         Weighted-Average        Exercisable      Weighted-Average
Exercise Prices       at 12/31/96*   Contractual Life    Exercise Price/Share        12/31/96     Exercise Price/Share
---------------       ------------   ----------------    --------------------        --------     ---------------------
$18.00 - $25.04          609,456        4.5 years                $20.03               609,456            $20.03
$27.81 - $40.14        3,180,439        7.3 years                $35.17             2,972,005            $35.14
$41.97 - $62.13        3,823,884        8.7 years                $50.04             1,453,650            $45.54
                       ---------                                                    ---------
                       7,613,779                                                    5,035,111
                       ---------                                                    ---------

*Included in the number of shares outstanding at 12/31/96, are 696,000 non exercisable options, granted on February 6, 1996 at an exercise price of $55.88, that will become exercisable in whole or in part upon achievement of specified market prices for ITT's common stock or fully exercisable after the passage of nine years from the date of grant, whichever occurs first.

     ITT applies APB Opinion 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for the 1995 Plan. Accordingly, no compensation cost has been recognized for grants of stock options from the 1995 Plan. Had compensation cost for those grants been determined based on the fair value at the grant dates consistent with SFAS No.123 "Accounting for Stock-Based Compensation", ITT's net income and earnings per share would have been reduced by $20 ($0.18 per share ) and $6 ($0.05 per share) in 1996 and 1995, respectively . During the initial phase-in period, the effects of applying SFAS No.123 for pro forma disclosures are not likely to be representative of the effects on reported net income for future years because options vest over several years and additional awards generally are made each year. In addition, pro forma compensation expense may vary due to the impact of accelerated vesting of certain employee stock options. The fair value of each option grant used in the above pro forma amounts is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: dividend yield of zero for all years; expected volatility of 33 percent for all years; risk free interest rates of 5.3 percent and 6.4 percent; and an expected life of 4 years for all options. The weighted-average fair value of each option granted during 1996 was $19.12.

     In addition to the 1995 Plan, ITT maintains a restricted stock plan for non-employee directors called the 1996 Restricted Stock Plan for Non-Employee Directors (the "1996 Restricted Stock Plan"). ITT has reserved 120,000 common shares for grants under the 1996 Restricted Stock Plan. Under this plan, grants of restricted shares are made automatically on the date of each Annual Meeting of Stockholders to each non-employee director elected at the meeting, or continuing in office following the meeting. The amount of each award is equal to (and in lieu of) the annual retainer in effect for the calendar year within which the award date falls, divided by the fair market value of ITT's common stock. Grants of approximately 7,000 restricted shares, resulting in $1 of expense, were made under this plan in 1996, all of which were outstanding on December 31, 1996. These shares are expected to vest on various dates from June 1999 through May 2001.

     ITT converted 127,401 substitute restricted common shares from the Old ITT employee stock incentive plans on the Distribution Date, all of which were outstanding at December 31, 1995. During 1996, 7,964 of these restricted shares vested. The remaining 119,437 restricted shares, which were outstanding at December 31, 1996, are expected to vest on various dates from April 1997 through January 2001. Amortization expense recorded during 1996 was $1 related to these employee restricted stock awards.

     Upon the occurrence of an acceleration event, as defined, all outstanding stock options will become immediately exercisable for 60 days beginning on the date of the event. Additionally, limited stock appreciation rights will be automatically granted for each outstanding option and become exercisable for 60 days beginning with the day after the acceleration event. Such limited stock appreciation rights allow option holders to receive, when exercised, cash payments equal to the spread between a formula market price and the applicable option price, less withholding taxes.

Derivative Financial Instruments

     ITT has entered into three forward exchange contracts with major financial institutions to hedge exchange rate exposure on ITT's foreign currency denominated assets. The contractual amounts of these hedges at December 31, 1996 and 1995, were $300 and $250, respectively. The contracts mature in 1997. Under these contracts, $250 represents hedges of dollars against French francs while $50 represents a hedge of U.K. pounds against Belgian francs. The total unrealized losses on these contracts at December 31, 1996 and 1995 were $25 and $36, respectively, and approximate the fair value of these contracts. The fair value of forward exchange contracts is the estimated amount ITT would pay to terminate the contracts at the reporting date.

     From time to time ITT uses derivatives to manage its exposure to interest rate fluctuations on its variable rate debt in U.S. dollars and other currencies. ITT currently has three interest rate swaps in place with an aggregate notional amount of $95 in which ITT pays fixed rates and receives variable rates. The estimated unrealized loss on these interest rate swaps was $8 at December 31, 1996. The unrealized loss represents the amount ITT would pay to terminate the swap agreements based on current interest rates.

Commitments and Contingencies

     In October 1996, a jury sitting in the California Superior Court, San Diego County, returned a verdict in Eldredge, et.al. v. ITT Educational, et.al. against both ITT and its subsidiary, ITT Educational. The plaintiffs, seven 1995 graduates of ITT Educational's school in San Diego, alleged misrepresentation and violations of a segment of the California Education Code. In the aggregate, the plaintiffs were awarded approximately $0.2 in compensatory damages and $6.6 in punitive damages, consisting of $2.6 against ITT Educational and $4.0 against ITT. The verdict against ITT was set aside in a post verdict motion. The verdict is subject to various post-trial motions and appeal. Management believes that it is probable the verdict will ultimately be reversed, in whole or in substantial part and accordingly no provision has been recorded in the accompanying financial statements.

     ITT and its subsidiaries are involved in various legal matters, some of which include claims for substantial sums. Reserves have been established when the outcome is probable and can be reasonably estimated. While the ultimate results of claims and litigation cannot be determined, ITT does not expect that the resolution of all legal matters will have a material adverse effect on its consolidated results of operations, financial position or cash flow.

     ITT has guaranteed certain loans and commitments of various ventures to which it is a party. These commitments, which in the aggregate were approximately $130 at December 31, 1996, are not expected to have a material adverse effect on ITT's consolidated financial position or results of operations.

     For purposes of governing certain ongoing relationships between ITT and Old ITT after the Distribution and to provide for an orderly transition, ITT and Old ITT have entered into various agreements including a Distribution Agreement, Employee Benefits Services and Liability Agreement, Tax Allocation Agreement and Intellectual Property Transfer and License Agreements. ITT may be liable to or due reimbursement from Old ITT relating to the resolution of certain pre-Distribution matters under these agreements.

Subsequent Events

     On January 31, 1997, Hilton Hotels Corporation ("Hilton") commenced a tender offer for approximately 50.1% of the outstanding shares of ITT's common stock (the "Hilton Tender Offer") at $55 per share, net to the seller in cash and without interest upon the terms and subject to the conditions set forth in the Offer to Purchase dated January 31, 1997 and the related Letter of Transmittal. On February 28, 1997, Hilton extended the Hilton Tender Offer to March 28, 1997.

     Hilton has announced that, if its offer succeeds, it will obtain the entire equity interests in ITT by merging ITT with Hilton or a subsidiary of Hilton (such merger, together with the Hilton Tender Offer, the "Hilton Transaction") pursuant to which all shares not tendered and purchased pursuant to the Hilton Tender Offer (other than shares owned by Hilton and its subsidiaries or held in ITT's treasury) would be converted into the right to receive a number of shares of Hilton common stock, par value $2.50 per share, having a nominal value of $55 per share, subject to unspecified collar provisions. The Hilton Transaction is more fully described in the Tender Offer Statement on Schedule 14D-1 filed by Hilton with the Securities and Exchange Commission.

     In February 1997, ITT sold 3 million shares of Alcatel Alsthom for approximately $300. In late March 1997, ITT agreed to sell its remaining interest in the capital stock of Alcatel Alsthom for proceeds of approximately $530, subject to final settlement.

     On February 18, 1997, ITT received $169 as the remaining amount necessary to equalize the partnership interest of ITT and Rainbow in MSG. On March 6, 1997, ITT entered into an agreement in principle to sell its 50% interest in MSG to Cablevision for $650 plus the assumption of approximately $115 of indebtedness. Under the terms of this agreement in principle, Cablevision will pay ITT $500 in cash for a 38.5% interest in MSG upon closing, which is expected to occur in mid-1997. ITT will also have a "put" option to require Cablevision to purchase half of ITT's continuing 11.5% interest in MSG for $75 on June 1, 1998 and the other half of this continuing interest for an additional $75 on June 1, 1999 (or, if the first option is not exercised on June 1, 1998, the entire 11.5% interest for $150). On the third anniversary of the initial closing or upon a "change of control" of ITT, Cablevision will have the right to purchase ITT's remaining interest in MSG at a price determined by an investment banking firm to be fair market value (which, if such right arises out of a "change of control" may be paid in debt securities of Cablevision). This transaction is subject to the negotiation and execution of definitive documentation, approval of the National Basketball Association and the National Hockey League and certain other conditions.

                        ITT CORPORATION AND SUBSIDIARIES

                       QUARTERLY RESULTS FOR 1996 AND 1995
                          In millions except per share
                                    Unaudited

                                                    Three Months Ended
                                         ----------------------------------------
                                         Mar. 31    June 30    Sept.30    Dec. 31    Year
                                         -------    -------    -------    -------    ----
1996
Revenues                                 $1,388     $1,752     $1,665     $1,792     $6,597
Costs and Expenses                       $1,288     $1,510     $1,480     $1,591     $5,869
Net Income                               $   20     $   96     $   67     $   66     $  249
Earnings Per Share                       $  .17     $  .81     $  .57     $  .57     $ 2.11
                                         ======     ======     ======     ======     ======
1995
Revenues                                 $1,261     $1,673     $1,624     $1,694     $6,252
Costs and Expenses                       $1,195     $1,474     $1,495     $1,520     $5,684
Net Income                               $    7     $   46     $   50     $   44     $  147
Earnings Per Share
    (Pro Forma through September 30)     $  .06     $  .39     $  .42     $  .37     $ 1.24
                                         ======     ======     ======     ======     ======

                          BUSINESS SEGMENT INFORMATION*
                                   In millions

                               Identifiable Assets             Gross Plant Additions           Depreciation
                           --------------------------       -------------------------     -------------------------
                           1996       1995       1994       1996       1995      1994     1996       1995      1994
                           ----       ----       ----       ----       ----      ----     ----       ----      ----
Hotels                   $4,543     $3,774     $3,484       $267       $278      $123     $125       $106       $70
Gaming                    2,893      2,641        345        257        135       102       44         55         6
Information Services        404        448        378         14         15        14       15         16        15
                         ------     ------     ------       ----       ----      ----     ----       ----       ---
Total Segments            7,840      6,863      4,207        538        428       239      184        177        91
Other                     1,435      1,829        805         39          3         3        7          8         8
                         ------     ------     ------       ----       ----      ----     ----       ----       ---
                         $9,275     $8,692     $5,012       $577       $431      $242     $191       $185       $99
                         ======     ======     ======       ====       ====      ====     ====       ====       ===

     Hotels: Operates a worldwide network of hotels and resorts under the Sheraton name, including the hotels and resorts in the ITT Sheraton Luxury Collection.

     Gaming: Includes the casino operations of ITT Sheraton Gaming Corporation and effective January 31, 1995, includes the operations of Caesars. Caesars owns and operates three hotel/casinos in Las Vegas and Stateline, Nevada, and in Atlantic City, New Jersey. With a partner, Caesars manages a casino owned by the Ontario government in Windsor, Canada.

     Information Services: Engages in the publication of telephone directories, including classified directory services for telephone subscribers in numerous countries outside the United States, as well as in Puerto Rico and the U.S. Virgin Islands and in providing postsecondary career education in the U.S.

*Refer to page 3 where Business Segments revenues and income information are provided.

                    GEOGRAPHICAL INFORMATION - TOTAL SEGMENTS
                                   In millions

                             Revenues                  Operating Income        Identifiable Assets
                             --------                  ----------------        -------------------
                    1996       1995       1994     1996     1995     1994     1996     1995      1994
                    ----       ----       ----     ----     ----     ----     ----     ----      ----
U.S.              $3,501     $3,299     $2,088     $386     $245    $  75   $4,672   $4,345    $2,249
Western Europe     1,402      1,385      1,203      272      194      134    2,156    1,811     1,311
Canada and Other   1,694      1,568      1,418      155      138      107    1,012      707       647
                  ------     ------     ------     ----     ----     ----   ------   ------    ------
Total Segments    $6,597     $6,252     $4,709     $813     $577     $316   $7,840   $6,863    $4,207
                  ======     ======     ======     ====     ====     ====   ======   ======    ======

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and by the undersigned in the capacity indicated.

                                        ITT CORPORATION


                                        By /s/ JON F. DANSKI
                                           ------------------------------------
                                           Jon F. Danski
                                           Senior Vice President and Controller
                                           (Principal accounting officer)

March 28, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                          Title                      Date
         ---------                          -----                      ----


         *
--------------------------
Rand V. Araskog
(Principal executive officer)   Chairman and Chief Executive
                                and Director                      March 28, 1997

         *
--------------------------
Ann N. Reese
(Principal financial officer)   Executive Vice President and
                                Chief Financial Officer           March 28, 1997

Signature             Title        Date             Signature                Title      Date
---------             -----        ----             ---------                -----      ----


         *            Director     March 28, 1997          *                 Director   March 28, 1997
--------------------                                ----------------------
Bette B. Anderson                                   Edward C. Meyer


         *            Director     March 28, 1997          *                 Director   March 28, 1997
--------------------                                ----------------------
Nolan D. Archibald                                  Benjamin F. Payton


         *                                                 *
--------------------                                ----------------------
Robert A. Bowman      Director,    March 28, 1997   Vin Weber                Director   March 28, 1997
                      President
                      and Chief
                      Operating
                      Officer


         *            Director     March 28, 1997          *                 Director   March 28, 1997
--------------------                                ----------------------
Robert A. Burnett                                   Margita E. White


         *            Director     March 28, 1997          *                 Director   March 28, 1997
--------------------                                ----------------------
Paul G. Kirk, Jr.                                   Kendrick R. Wilson III


__________________________

*By: /s/ Margaret M. Foran
     ---------------------
         Attorney-in-fact

                                  EXHIBIT INDEX

Exhibit
Number              Description                                Location
-------             -----------                                --------

3.1      Restated Articles of Incorporation ..........  Incorporated by
                                                          reference to Exhibit
                                                          3.1 to the
                                                          Registrant's Amendment
                                                          No. 1 to Form 10/A
                                                          dated November 13,
                                                          1995 (File No.
                                                          1-13960).

3.2      Certificate of Amendment of Articles
         of Incorporation ............................  Incorporated by
                                                          reference to Exhibit 1
                                                          to the Registrant's
                                                          Current Report on Form
                                                          8-K dated December 22,
                                                          1995 (File No.
                                                          1-13960).

3.3      Amended and Restated By-Laws ................  Incorporated by
                                                          reference to Exhibit
                                                          3.3 to the
                                                          Registrant's Quarterly
                                                          Report on Form 10-Q
                                                          for the quarterly
                                                          period ended June 30,
                                                          1996 (File No.
                                                          1-13960).

4.1      Specimen common share certificate ...........  Incorporated by reference to Exhibit
                                                          4.1 to the
                                                          Registrant's Amendment
                                                          No. 1 to Form 10/A
                                                          dated November 13,
                                                          1995 (File No.
                                                          1-13960).

4.2      Rights Agreement dated as of November 1,
            1995 between the Registrant and The Bank
            of New York ..............................  Incorporated by
                                                          reference to Exhibit
                                                          4.4 to the
                                                          Registrant's Amendment
                                                          No. 1 to Form 10/A
                                                          dated November 13,
                                                          1995 (File No.
                                                          1-13960).

4.3      Form of Certificate of Voting Powers,
            Preferences and Relative Participating,
            Optional and Other Special Rights and
            Qualifications, Limitations or Restrictions
            of Series A Participating Cumulative
            Preferred Stock ..........................  Incorporated by
                                                          reference to Exhibit
                                                          4.4 (attached as
                                                          Exhibit A thereto) to
                                                          the Registrant's
                                                          Amendment No. 1 to
                                                          Form 10/A dated
                                                          November 13, 1995
                                                          (File No. 1-13960).

4.4      Form of Right Certificate ...................  Incorporated by
                                                          reference to Exhibit
                                                          4.4 (attached as
                                                          Exhibit B thereto) to
                                                          the Registrant's
                                                          Amendment No. 1 to
                                                          Form 10/A dated
                                                          November 13, 1995
                                                          (File No. 1-13960).

Exhibit
Number              Description                                Location
-------             -----------                                --------

4.5      Other instruments defining rights of
            security holders, including indentures ...  The Registrant hereby agrees to file with
                                                          the Commission a copy
                                                          of any instrument
                                                          defining the rights of
                                                          long-term debt holders
                                                          of the Registrant and
                                                          its consolidated
                                                          subsidiaries upon the
                                                          request of the
                                                          Commission.

10.1     Distribution Agreement among ITT Industries,
           Inc., the Registrant and ITT Hartford
           Group, Inc. ...............................  Incorporated by
                                                          reference to Exhibit
                                                          10.1 to the
                                                          Registrant's Annual
                                                          Report on Form 10-K
                                                          for the year ended
                                                          December 31, 1995
                                                          (File No. 1-13960).

10.2     Intellectual Property License Agreement
           between and among ITT Industries, Inc., the
           Registrant and ITT Hartford Group, Inc. ...  Incorporated by
                                                          reference to Exhibit
                                                          10.2 to the
                                                          Registrant's Annual
                                                          Report on Form 10-K
                                                          for the year ended
                                                          December 31, 1995
                                                          (File No. 1-13960).

10.3     Trademark Assignment Agreement between ITT
           Industries, Inc. and the Registrant .......  Incorporated by
                                                          reference to Exhibit
                                                          10.3 to the
                                                          Registrant's Annual
                                                          Report on Form 10-K
                                                          for the year ended
                                                          December 31, 1995
                                                          (File No. 1-13960).

10.4     License Assignment Agreement between ITT
           Industries, Inc. and the Registrant .......  Incorporated by
                                                          reference to Exhibit
                                                          10.4 to the
                                                          Registrant's Annual
                                                          Report on Form 10-K
                                                          for the year ended
                                                          December 31, 1995
                                                          (File No. 1-13960).

10.5     License Assignment Agreement among the
           Registrant, ITT Hartford Group, Inc. and
           Nutmeg Insurance Company ..................  Incorporated by
                                                          reference to Exhibit
                                                          10.5 to the
                                                          Registrant's Annual
                                                          Report on Form 10-K
                                                          for the year ended
                                                          December 31, 1995
                                                          (File No. 1-13960).

10.6     License Assignment Agreement among the
           Registrant, Nutmeg Insurance Company and
           Hartford Fire Insurance Company ...........  Incorporated by
                                                          reference to Exhibit
                                                          10.6 to the
                                                          Registrant's Annual
                                                          Report on Form 10-K
                                                          for the year ended
                                                          December 31, 1995
                                                          (File No. 1-13960).

Exhibit
Number              Description                                Location
-------             -----------                                --------

10.7     Tax Allocation Agreement among ITT
           Industries, Inc., the Registrant and
           ITT Hartford Group, Inc. ..................  Incorporated by
                                                          reference to Exhibit
                                                          10.7 to the
                                                          Registrant's Annual
                                                          Report on Form 10-K
                                                          for the year ended
                                                          December 31, 1995
                                                          (File No. 1-13960).

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

10.9     Form of ITT Corporation 1996 Restricted
           Stock Plan for Non-Employee Directors .....  Incorporated by
                                                          reference to Exhibit
                                                          10.9 to the
                                                          Registrant's Annual
                                                          Report on Form 10-K
                                                          for the year ended
                                                          December 31, 1995
                                                          (File No. 1-13960).

10.10    Form of indemnification agreement with
           members of the Board of Directors .........  Incorporated by reference to Exhibit
                                                          10.10 to the
                                                          Registrant's Form 10
                                                          dated September 18,
                                                          1995 (File No.
                                                          1-13960).

10.11    Form of 1995 ITT Corporation Incentive
           Stock Plan ................................  Incorporated by
                                                          reference to Exhibit
                                                          10.11 to the
                                                          Registrant's Form 10
                                                          dated September 18,
                                                          1995 (File No.
                                                          1-13960).

10.12    Form of ITT Corporation Senior Executive
           Severance Pay Plan ........................  Incorporated by
                                                          reference to Exhibit
                                                          99.4 to the
                                                          Registrant's Schedule
                                                          14D-9 dated February
                                                          12, 1997 (File No.
                                                          1-13960).

10.13    Form of R.V. Araskog employment
           agreement .................................  Incorporated by reference to Exhibit
                                                          10.13 to the
                                                          Registrant's Form 10
                                                          dated September 18,
                                                          1995 (File No.
                                                          1-13960).

Exhibit
Number              Description                                Location
-------             -----------                                --------

10.14    364-Day Competitive Advance and Revolving
           Credit Facility Agreement dated as of
           November 5, 1996 among the Registrant,
           the lenders parties thereto and The Chase
           Manhattan Bank, as administrative agent ...  Incorporated by reference to Exhibit
                                                          10.14 to the
                                                          Registrant's Quarterly
                                                          Report on Form 10-Q
                                                          for the quarterly
                                                          period ended September
                                                          30, 1996 (File No.
                                                          1-13960).

10.15    Five-Year Competitive Advance and
           Revolving Credit Facility Agreement dated
           as of November 5, 1996 among the Registrant,
           the lenders parties thereto and The Chase
           Manhattan Bank, as issuing bank and
           administrative agent ......................  Incorporated by reference to Exhibit
                                                          10.15 to the
                                                          Registrant's Quarterly
                                                          Report on Form 10-Q
                                                          for the quarterly
                                                          period ended September
                                                          30, 1996 (File No.
                                                          1-13960).

10.16    First Amendment to Employment and Consulting
           Agreement dated as of December 19, 1995
           between the Registrant and R.V. Araskog ...  Incorporated by reference to Exhibit
                                                          99.2 to the
                                                          Registrant's Schedule
                                                          14D-9 dated February
                                                          12, 1997 (File No.
                                                          1-13960).

10.17    Form of Severance Agreement between the
           Registrant and certain executives .........  Incorporated by reference to Exhibit
                                                          99.3 to the
                                                          Registrant's Schedule
                                                          14D-9 dated February
                                                          12, 1997 (File No.
                                                          1-13960).


11       Statement re computation of per share
           earnings ..................................  None.

12       Statement re computation of ratios ..........  Filed herewith.

13       Annual report to security holders ...........  None.

18       Letter re change in accounting principles ...  None.

21       Subsidiaries of the Registrant ..............  Filed herewith.

22       Published report regarding matters submitted
           to vote of security holders ...............  None.

23       Consents of experts and counsel .............  Filed herewith.

24       Power of attorney ...........................  Filed herewith.

27       Financial data schedule .....................  Filed herewith.

99.1     Schedule 14D-9 of the Registrant dated
           February 12, 1997..........................  Incorporated by
                                                          reference to the
                                                          Registrant's Schedule
                                                          14D-9 dated February
                                                          12, 1997 (File No.
                                                          1-13960).

99.2     Certain Information relating to the Private
           Securities Litigation Reform Act...........  Filed herewith.

                                                                     SCHEDULE II

                        ITT CORPORATION AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                   In millions

                                                                   Additions (Deductions)
                                             --------------------------------------------------------------
                                                         Charged to                Write-offs/
                                              Balance     costs and   Translation  recoveries/    Balance
               Description                   January 1    expenses     adjustment    other      December 31
               -----------                   ---------   ----------   -----------  -----------  -----------
Year Ended December 31, 1996
Trade Receivables-Allowance for doubtful
  accounts ..................................  $106        $ 55          $ (1)        $(19)       $141
Notes Receivables-Allowance for doubtful
  accounts ..................................    98         --            --           (48)         50

Year Ended December 31, 1995
Trade Receivables-Allowance for doubtful
  accounts ..................................  $ 55        $ 68          $  1         $(18)       $106
Notes Receivables-Allowance for doubtful
  accounts ..................................    78         --            --            20          98

Year Ended December 31, 1994
Trade Receivables-Allowance for doubtful
  accounts ..................................  $ 38        $ 37          $  3         $(23)       $ 55
Notes Receivable-Allowance for doubtful
  accounts ..................................    76           6           --            (4)         78