Form 10-K405/A
period 1996-12-31
ITT CORP /NV/
filed 1997-04-30
CIK 1001149

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 205490

                                -----------------


                                   FORM 10-K/A
                                (Amendment No. 1)

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

                           Commission File No. 1-13960

                                   ----------

                                 ITT Corporation
             (Exact name of registrant as specified in its charter)

             Nevada                                              88-0340591
    (State of Incorporation)                                  (I.R.S. Employer
                                                             Identification No.)

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

                       DOCUMENTS INCORPORATED BY REFERENCE


     None.

     The undersigned registrant, ITT Corporation ("ITT", which may also be referred to as "we" or "us"), hereby amends the following Items of its Annual Report on Form 10-K for the year ended December 31, 1996 as set forth in the pages attached hereto:

     Part III, Item 10 -- Directors and Executive Officers
     Part III, Item 11 -- Executive Compensation
     Part III, Item 12 -- Security Ownership of Certain Beneficial Owners and Management
     Part III, Item 13 -- Certain Relationships and Related Transactions

                                    PART III

Item 10. Directors and Executive Officers


     ITT was formed under the laws of the State of Nevada in June 1995 as a wholly owned subsidiary of a Delaware corporation known as ITT Corporation (referred to herein as "Old ITT"). On December 19, 1995, Old ITT distributed (the "Distribution") to its stockholders all of the shares of common stock of ITT. Old ITT has been reincorporated in Indiana and has changed its name to ITT Industries, Inc. From the time of its formation until December 19, 1995, Robert
A. Bowman was the sole director of ITT.

     A brief summary of each director's principal occupation, business affiliations and other information follows:

BETTE B. ANDERSON
Principal occupation--
Vice Chairman of Kelly, Anderson, Pethick &
Associates, Inc.,
Consultants
Director since 1995
(Director of Old ITT 1981-1995)

Mrs. Anderson, 68, joined Kelly, Anderson, Pethick & Associates, Inc., a Washington-based management firm, in 1990, was elected president in 1991 and was elected Vice Chairman in 1995. She had previously been executive vice president of the firm. Mrs. Anderson was formerly a partner in the public affairs company of Anderson, Benjamin, Read & Haney. She was Undersecretary of the Treasury from 1977 to 1981. Mrs. Anderson was affiliated for 27 years with the Citizens and Southern National Bank of Savannah, having served as a vice president until she assumed the Treasury post. Mrs. Anderson is a director of ITT Educational Services, Inc. ("ITT Educational"), a subsidiary of ITT, ITT Hartford Group, Inc., American Banknote Corp., United Payors & United Providers Inc., the Miller Foundation and the University of Virginia.

RAND V. ARASKOG
Principal occupation--
Chairman and Chief Executive of ITT
Director since 1995
(Director of Old ITT 1977-1995)

Mr. Araskog, 65, became chairman and chief executive of ITT in December 1995. In December 1996, Mr. Araskog became chairman of ITT Sheraton Corporation ("Sheraton") and Caesars World, Inc. ("Caesars"). Prior thereto, since 1966, he served with Old ITT as chief executive from 1979, chairman from 1980 and president from 1991. He is a director of Sheraton, Caesars and ITT Educational, each of which is a subsidiary of ITT. Mr. Araskog is also a director of Alcatel Alsthom of France, Dow Jones & Company, Inc., ITT Hartford Group, Inc., ITT Industries, Inc., Rayonier Inc. and Shell Oil Company.

NOLAN D. ARCHIBALD
Principal occupation--
Chairman, President and
Chief Executive Officer of
The Black & Decker Corporation,
Consumer and Commercial
Products Company
Director since 1995
(Director of Old ITT 1986-1988 and 1991-1995)

Mr. Archibald, 53, joined Black & Decker in 1985 as president and chief operating officer and since that time has been elected chief executive officer and chairman. Prior to joining Black & Decker, he was senior vice president and president of the Consumer and Commercial Products Group of the Beatrice Companies, Inc. and held various executive and marketing positions with the Beatrice Companies, Inc. during the period 1977 to 1985. Mr. Archibald is a director of Brunswick Corporation.

ROBERT A. BOWMAN
Principal occupation--
President and Chief Operating
Officer of ITT
Director since 1995

Mr. Bowman, 41, became president and chief operating officer of ITT in December 1995. Prior thereto, he served with Old ITT as executive vice president and chief financial officer since September 1992. From April 1991 to September 1992, Mr. Bowman served as executive vice president and chief financial officer of Sheraton. Mr. Bowman was Treasurer of the State of Michigan from 1983 until December 1990. He is also a director of Sheraton, Caesars and ITT Educational, each of which is a subsidiary of ITT.

ROBERT A. BURNETT
Principal occupation--
Chairman and CEO (Retired)
of Meredith Corporation,
Diversified Media Company
Director since 1995
(Director of Old ITT 1985-1995)

Mr. Burnett, 69, served as chairman of Meredith Corporation from 1988 until his retirement in 1992. He served as president and chief executive officer from 1977 and relinquished the latter office in 1989. Mr. Burnett is a director of ITT Hartford Group, Inc., ITT Industries, Inc., Meredith Corporation, Whirlpool Corporation and MidAmerican Energy Holdings Corp.

PAUL G. KIRK, JR.
Principal occupation--
of Counsel to
Sullivan & Worcester,
Law Firm
Director since 1995
(Director of Old ITT 1989-1995)

Mr. Kirk, 59, became a partner in the law firm of Sullivan & Worcester in 1977 and is presently of Counsel to the firm. He served as chairman of the Democratic National Committee from 1985 to 1989 and as treasurer from 1983 to 1985. Following his resignation in 1989 as chairman of the Democratic National Committee, he returned to Sullivan & Worcester as a partner in general corporate practice at the firm's Boston and Washington offices. Mr. Kirk is a director of Kirk-Sheppard & Co., Inc., of which he also is chairman and treasurer. He is also a director of Bradley Real Estate Corporation, ITT Hartford Group, Inc. and Rayonier Inc.

EDWARD C. MEYER
Principal occupation--
Chairman of Mitretek Systems,
Professional and Technical Services Provider
Director since 1995
(Director of Old ITT 1986-1995)

General Meyer, 68, retired in 1983 as chief of staff of the United States Army. He is a director of FMC Corporation and its joint venture company in Turkey, Savunma Sanayii A.S., Aegon USA, the Brown Group and GRC International. General Meyer is also a director of ITT Industries, Inc. He is a managing partner of Cilluffo Associates Limited Partnership, which owns approximately 20% of GRC International. He is chairman of Mitretek Systems and trustee of the George C. Marshall Foundation.

BENJAMIN F. PAYTON
Principal occupation--
President of Tuskegee
University
Director since 1995
(Director of Old ITT 1987-1995)

Dr. Payton, 64, has been president of Tuskegee University in Alabama since 1981. Previously he had served as president of Benedict College and as program officer, education and public policy, of the Ford Foundation. Dr. Payton is a director of Amsouth Bancorporation, the Liberty Corporation, Praxair Corporation, SONAT Inc., Morrisons, Inc., Ruby Tuesday, Inc., the Southern Regional Council and the Alabama Shakespeare Festival.

VIN WEBER
Principal occupation--
Partner at Clark & Weinstock, Inc.,
Public Relations Firm
Director since February 1996

Mr. Weber, 44, is a partner at Clark & Weinstock, Inc., a Washington-based public relations firm. He is vice chairman and co-founder of Empower America, a public interest group. He is also a senior fellow at the University of Minnesota's Humphrey Institute of Public Affairs and co-director of the Institute's Policy Forum. Mr. Weber served in the U.S. House of Representatives from 1980 to 1992, representing Minnesota's 2nd district. He is a director of Department 56, Inc., ITT Educational, a subsidiary of ITT, Mark Centers Trust, Inc., OneLink Communications, Inc. (formerly MarketLink, Inc.) and TCF Financial Corporation.

MARGITA E. WHITE
Principal occupation--
President of the Association
for Maximum Service
Television, Inc.,
Television Trade Association
Director since 1995
(Director of Old ITT 1980-1995)

Mrs. White, 59, has been President of the Association for Maximum Service Television, Inc. since 1987. Prior thereto, she served in the federal government as a member of the Federal Communications Commission and as a director of the White House office of communications, assistant press secretary to President Ford, and assistant director of the U.S. Information Agency. She is a director of ITT Educational, a subsidiary of ITT, The Growth Fund of Washington, Leitch Technology Corp., Washington Mutual Investors Fund and a trustee of Mitretek Systems.

KENDRICK R. WILSON III
Principal occupation--
Managing Director of
Lazard Freres & Co. LLC,
Investment Bankers
Director since February 1996

Mr. Wilson, 50, joined Lazard Freres & Co. LLC in 1989 after serving as founder and president of Ranieri Wilson & Co., a merchant banking firm. Prior thereto, he was senior executive vice president and a director of E.F. Hutton & Co. and managing director in the financial institutions group of Salomon Brothers Inc. Mr. Wilson is a director of American Buildings Company, Inc., American Marine Holdings, Inc., Bank United and Meigher Communications, Inc. He is also a trustee of BlackRock Asset Investors.

Board of Directors

     The Board of Directors is responsible for establishing broad corporate policies and for overseeing the overall performance of ITT. The Board reviews significant developments affecting ITT and acts on other matters requiring Board approval.

     Bette B. Anderson, Rand V. Araskog, Nolan D. Archibald, Robert A. Bowman, Robert A. Burnett, Paul G. Kirk, Jr., Edward C. Meyer, Benjamin F. Payton, Vin Weber, Margita E. White and Kendrick R. Wilson III are currently directors of ITT. During 1996, there were eight meetings of the Board of Directors.

     The standing committees of the Board are the Audit, Capital, Compensation and Personnel, Corporate Governance and Legal Affairs, Executive and Policy, Gaming Audit, Nominating and Public Affairs Committees.

     The Audit Committee recommends the selection of independent auditors for ITT, confirms the scope of audits to be performed by such auditors, reviews audit results and internal accounting and control procedures and policies, and reviews the fees paid to our independent auditors. The Committee reviews and recommends approval of our audited financial statements and the annual report to stockholders. It also reviews the expense accounts of senior executives. The Committee held five meeting during 1996. The members of the Audit Committee are:
Bette B. Anderson, Paul G. Kirk, Jr., Edward C. Meyer, Benjamin F. Payton, Vin Weber and Kendrick R. Wilson III.

     The Capital Committee is responsible for maximizing the effective use of the assets of ITT and its subsidiaries and for reviewing capital expenditures and appropriations. The Committee held six meetings during 1996. The members of the Capital Committee are: Bette B. Anderson, Rand V. Araskog, Nolan D. Archibald, Robert A. Bowman,

Robert A. Burnett, Paul G. Kirk, Jr., Edward C. Meyer, Benjamin F. Payton, Vin Weber, Margita E. White and Kendrick R. Wilson III.

     The Compensation and Personnel Committee, which is comprised entirely of non-employee directors, oversees the compensation and benefits of employees, evaluates management performance and establishes executive compensation. In the performance of its functions, the Committee has access to independent compensation counsel. The Committee held seven meetings during 1996. The members of the Compensation and Personnel Committee are: Bette B. Anderson, Nolan D. Archibald, Robert A. Burnett, Paul G. Kirk, Jr., Edward C. Meyer and Margita E. White.

     The Corporate Governance and Legal Affairs Committee reviews and considers major claims and litigation, and legal, regulatory and related governmental policy matters affecting ITT and its subsidiaries. The Committee reviews and approves management policies and programs relating to compliance with legal and regulatory requirements, business ethics and environmental matters and reviews and advises on corporate governance matters. The Committee held four meetings during 1996. The members of the Corporate Governance and Legal Affairs Committee are: Bette B. Anderson, Robert A. Burnett, Edward C. Meyer, Benjamin F. Payton, Vin Weber, Margita E. White and Kendrick R. Wilson III.

     The Executive and Policy Committee exercises the powers of the Board in the management of the business and affairs of ITT in the intervals between meetings of the Board. The Committee reviews the long-range corporate strategies formulated by senior management and the non-employee directors meet in executive session to review the overall performance of the chief executive, particularly with respect to ITT's long-range strategies. The Committee held eight meetings during 1996. The members of the Executive and Policy Committee are: Bette B. Anderson, Rand V. Araskog, Nolan D. Archibald, Robert A. Burnett, Paul G. Kirk, Jr., Edward C. Meyer, Benjamin F. Payton, Vin Weber, Margita E. White and Kendrick R. Wilson III.

     The Gaming Audit Committee reviews audit results and internal accounting, control and surveillance procedures and policies employed in connection with our casino gaming activities. Pursuant to the requirements of certain gaming laws, the employees primarily responsible for internal accounting and internal surveillance at our casinos report directly to the Gaming Audit Committee. The Committee held four meetings during 1996. The members of the Gaming Audit Committee are: Robert A. Bowman, Benjamin F. Payton and Margita E. White.

     The Nominating Committee makes recommendations to the Board concerning the organization, size and composition of the Board and its Committees, proposes nominees for election to the Board and its Committees and considers the qualifications, compensation and retirement of directors. The Committee held three meetings during 1996. The members of the Nominating Committee are: Bette
B. Anderson, Nolan D. Archibald, Edward C. Meyer and Benjamin F. Payton. The Nominating Committee will consider recommendations for director nominees that are submitted by stockholders in writing to the Secretary of ITT. Our By-laws contain provisions relating to nominations for director at any stockholders meeting.

     The Public Affairs Committee reviews and defines our social responsibilities and advertising practices, including issues of significance to ITT and to its stockholders and employees. The Committee held four meetings during 1996. The members of the Public Affairs Committee are: Robert A. Burnett, Paul G. Kirk, Jr., Benjamin F. Payton, Vin Weber and Margita E. White.

     The Board consists of nine directors who are not officers or employees of ITT or its subsidiaries and two directors, Rand V. Araskog and Robert A. Bowman, who are officers.

     The Board has adopted a retirement policy which provides that (i) no person may be nominated for election or reelection as a non-employee director after reaching age 72 and (ii) no employee of ITT or of any of its subsidiaries (other than an employee who has served as chief executive of ITT) may be nominated for election or reelection as a director after reaching age 65, unless there has been a specific waiver by the Board of these age requirements.

Directors' Compensation

     Mr. Araskog and Mr. Bowman are not compensated for service on the Board or any Committee of the Board. Non-employee directors receive a fee of $1,000 for each meeting of the Board of Directors attended and a $1,000 fee for each Committee meeting attended. Members of the Board of Directors, except for Mr. Araskog and Mr. Bowman, receive an annual retainer fee of $48,000 payable solely in restricted shares of our Common Stock. See "Restricted Stock Plan for Non-Employee Directors." Directors are reimbursed for travel expenses incurred on behalf of ITT. The non-employee directors who also serve on the Board of Directors of ITT Educational receive an annual retainer fee of $18,000 and an attendance fee of $750 for each meeting of the Board of

Directors of ITT Educational and an attendance fee of $500 for each ITT Educational Committee meeting attended.

     We maintain an unfunded retirement plan to provide benefits accrued as of December 19, 1995 for non-employee directors who were directors of Old ITT on December 18, 1995. No future benefits are accruing under this plan. The benefits are payable upon retirement from the Board at or after age 65 after completing at least five years of service on the Board, counting service on the Board of Directors of Old ITT. Under the plan, directors may indicate a preference, subject to certain conditions, to receive any accrued benefit in the form of a single (discounted) lump sum payment immediately payable upon such director's retirement. ITT has agreed to pay the affected directors, Mrs. Anderson, Mr. Archibald, Mr. Burnett, Mr. Kirk, Gen. Meyer, Dr. Payton and Mrs. White, accrued benefits due them which presently have a total value of $2,181,880 in the aggregate.

     Non-employee directors may participate in a group life insurance plan that has been established for their benefit. The plan provides $100,000 of non-contributory group life insurance to participating non-employee directors during their service on the Board.

     The non-employee directors are covered under a non-contributory group accidental death and dismemberment program which provides each of them $750,000 of coverage during their service on the Board. Additional benefits also may be purchased.

Restricted Stock Plan for Non-Employee Directors

     In 1995, the Board adopted the 1996 Restricted Stock Plan for Non-Employee Directors (the "1996 Non-Employee Directors Plan"). The 1996 Non-Employee Directors Plan was designed to further ITT's objectives of attracting and retaining individuals of ability as directors and providing the directors with a closer identity with the interests of our stockholders.

     Directors who are not employees of ITT or any of its subsidiaries automatically participate in the 1996 Non-Employee Directors Plan. There are presently nine directors who are eligible to participate in the 1996 Non-Employee Directors Plan. The plan is administered by the Compensation and Personnel Committee of the Board. The Committee has the responsibility of interpreting the plan and establishing appropriate rules for the administration of the plan.

     Under the 1996 Non-Employee Directors Plan, grants of restricted stock will be made automatically on the date of each Annual Meeting of Stockholders to each non-employee director elected at the meeting or continuing in office following the meeting. The amount of the award shall equal (and be in lieu of) the annual retainer in effect for the calendar year within which the award date falls, divided by the fair market value of our Common Stock. "Annual retainer" is defined as the amount payable to a director for service on the Board during the calendar year and does not include meeting attendance fees. The annual retainer is presently set at $48,000. "Fair market value" is defined as the average of the high and low sales price per share of our Common Stock on the date of the Annual Meeting, as reported on the New York Stock Exchange Composite Tape. A total of 120,000 shares are reserved for issuance under the 1996 Non-Employee Directors Plan. The shares to be issued may be treasury shares or newly issued shares of our Common Stock. The shares of Common Stock that are granted under the 1996 Non-Employee Directors Plan will be held in escrow by us during the restriction period. The restriction period commences on the grant date and ends on the earliest of (i) the fifth anniversary of the grant date, (ii) retirement at age 72, (iii) a "change in control" (as defined) of ITT, (iv) death, (v) the onset of disability, (vi) resignation in certain cases of ill health, relocation or entering into any governmental, diplomatic or other service or employment or
(vii) the occurrence of circumstances which, in the opinion of outside counsel, could result in a conflict with applicable law or an ITT written policy. Except as provided above, any resignation from the Board within the restriction period will result in forfeiture of the shares. Shares of Common Stock granted to a director under the 1996 Non-Employee Directors Plan may not be sold, assigned, transferred, pledged or otherwise disposed of during the restriction period. Until such risk of forfeiture lapses or the shares are forfeited, a director will have the right to vote and to receive dividends on the shares granted under the 1996 Non-Employee Directors Plan.

     The Board may amend, suspend, or discontinue the 1996 Non-Employee Directors Plan at any time except that the Board may not, without stockholder approval, take any action that would cause the 1996 Non-Employee Directors Plan to no longer comply with Rule 16b-3 under the Securities Exchange Act of 1934. No amendment, suspension or discontinuance of the 1996 Non-Employee Directors Plan will impair a director's right under a restricted stock award previously granted, without his or her consent.

     The 1996 Non-Employee Directors Plan became effective as of December 19, 1995 and will terminate on December 31, 2005, provided that grants of restricted stock made prior to the termination of the plan may vest following such termination in accordance with their terms.

     During 1996, 7,165 shares of restricted stock were granted to non-employee directors under the 1996 Non-Employee Directors Plan.

     The information called for by this Item 10 with respect to executive officers is set forth under the caption "Executive Officers" contained in Part I, Item 1 of our 1996 Form 10-K and is incorporated herein by reference.


Item 11. Executive Compensation


Report of the Compensation and Personnel Committee

     The ITT executive compensation program is designed to attract, reward and retain skilled executives and to provide incentives which vary depending upon the attainment of short-term operating performance objectives and strategic long-term performance goals. The major objective of the long-term incentive program is to provide ITT executives with incentives directly linked to the creation of stockholder value. The program is intended to be highly leveraged so that when performance goals are exceeded executives can earn better than average compensation and, conversely, when such goals are not achieved, compensation will be below competitive levels.

     This report sets forth the executive compensation policies of the Compensation and Personnel Committee with respect to ITT's executive officers in general and the rationale for the specific decisions affecting the 1996 compensation of Rand V. Araskog, our chief executive. Following this report is a performance graph which compares the cumulative return on our Common Stock to the cumulative total return of Standard & Poor's S&P 500 Index and a peer index of large capitalization hotel and gaming companies (assuming the investment of $100 in (a) our Common Stock, (b) the Standard & Poor's S&P 500 Index and (c) the peer index for the period from December 20, 1995 through March 31, 1997).

     The amounts of all compensation awarded to, earned by, or paid to the chief executive officer and the other four most highly compensated executive officers who were serving as executive officers at the end of the 1996 fiscal year are set forth in the Summary Compensation Table following the performance graph.

The Committee's Role

     The Compensation and Personnel Committee is responsible for the administration of the executive compensation program, and it reviews all proposed new or amended employee benefit plans. The Committee is currently composed of the six non-employee directors named at the end of this report, none of whom is eligible to participate in any of the plans which make up ITT's executive compensation program. It is the policy of the Board to periodically rotate the members and chairperson of the Committee to assure that fresh points of view are part of the Committee's deliberations.

     The Committee may select consultants from nationally recognized independent compensation and benefits consulting firms to provide expert advice on any aspect of the ITT executive compensation program. The Committee may request written reports or hold private meetings with such consultants in order to get independent opinions on compensation proposals. The Committee may meet in executive session which is not attended by any ITT executives or managers. The Committee regularly reports its activities to the Executive and Policy Committee of the Board.

The Compensation Program

     General. The compensation program for ITT executives presently consists of base salary, annual incentive bonus, long-term incentives and employee benefits. It is the intent of the Committee that incentives based upon long-term performance should be the major compensation component for senior executives.

     Base Salary. Salaries are set and administered to reflect the value of the job in the marketplace and individual contribution and performance. Salaries provide a necessary element of stability in the total pay program and, as such, are not subject to significant variability. Salary increases are based primarily on merit. During 1996, ITT executive salaries were evaluated in relation to a competitive annualized merit increase guideline of 4% for expected levels of individual performance. Actual increases can vary from this guideline depending primarily on individual performance and changes in responsibilities. The normal interval between salary reviews for senior executives is 18 months, subject to variation based on changes in responsibilities or other factors.

     Mr. Araskog's base salary was not increased during 1996.

     Among the other named officers, Mr. Bowman's annual salary was raised to $800,000 effective August 1, 1996, an increase of $100,000 after 12 months. Mr. Weadock's annual salary was increased from $525,000 to $600,000 on November 1, 1996 after an interval of 18 months. Mr. Boynton's annual salary was increased from $650,000 to $725,000 during 1996. Ms. Reese's annual salary was increased from $400,000 to $460,000 effective December 1, 1996 after 12 months.

     Annual Incentive Bonus. Under the ITT Annual Incentive Bonus Plan, the amounts of annual bonus awards are based upon corporate financial performance for the year compared to annual performance goals established by the Committee at the beginning of the year. For 1996, the performance goal for ITT was based on Earnings before Interest, Taxes, Depreciation and Amortization ("EBITDA"). Under a leveraged performance/payout schedule, the performance factor generated a standard bonus adjustment factor of 113%. The calculated bonus amounts for 1996 performance for

Messrs. Araskog and Bowman and for Ms. Reese are shown in the Summary Compensation Table following this report and were determined strictly in accordance with the above described formula and standard bonus adjustment factor. The bonus factor for Mr. Weadock reflects the performance measurement formula applicable to Sheraton; the bonus amount for Mr. Boynton reflects the performance measurement formula applicable to Caesars. The bonus amounts paid to Messrs. Araskog, Bowman, Boynton, and Weadock and Ms. Reese were reviewed and approved by the Committee prior to payment.

     Stock Option Awards. Stock option awards provide long-term incentives which are directly related to the performance of our Common Stock. Options generally have a 10-year term and closely align the executive's interests with those of other stockholders. Outstanding stock options in respect of common stock of Old ITT were adjusted to reflect the effects of the Distribution.

     During 1996, ITT awarded stock options to the named executive officers as shown in the table on page 10. These options are exercisable at the earliest of the following events: (a) when the price of our Common Stock reaches $69.85 (125% of the grant price) at which time two-thirds of the options will become exercisable; (b) when the price of our Common Stock reaches $78.23 (140% of the grant price) at which time the options will become fully exercisable; or (c) on the ninth anniversary of the grant, February 6, 2005, at which time the options will become fully exercisable. The Committee believes that the requirement for significant stock price appreciation for senior officers' stock option exercisability underscores the primary objective of building stockholder value. In determining the size of option grants, the Committee relied on surveys of competitive practice and its assessment of each individual's performance.


     There were no awards during 1996 under the ITT Long-Term Performance Plan nor were there any awards of restricted stock.


     Employee Benefits. Executives also participate in our broad-based employee benefits program which includes a pension program, a 401(k) retirement savings plan, group medical and dental coverage, group life insurance and other benefit plans. Further details on the pension plans in which Messrs. Araskog, Bowman, Boynton, and Weadock and Ms. Reese participate are provided on pages 12 through 14.


In 1996, we adopted the 1997 ITT Deferred Compensation Plan. Under this plan, executives with a base salary of $200,000 or more may elect to defer receipt of all or a portion of their 1996 bonus. ITT will credit interest on the deferred compensation based upon the notional performance of certain benchmark investment funds selected by the executive.

Discussion of the Committee's Policy Regarding Qualifying Compensation for Deductibility Under Section 162(m) of the Internal Revenue Code


     Tax legislation known as the Omnibus Budget Reconciliation Act of 1993 ("OBRA") was passed by Congress and signed into law by the President in August 1993. Under OBRA, which created Internal Revenue Code subsection 162(m), the allowable deduction for compensation paid or accrued with respect to the chief executive officer and each of the four most highly compensated executive officers of a publicly held corporation is limited to no more than $1 million per year for taxable years beginning on or after January 1, 1994. Certain types of compensation are exempted from this deduction limitation, including payments subject to: (a) the attainment of an objective performance goal or goals; (b) an outside director requirement; and (c) a stockholder approval requirement. Proposed regulations issued by the Internal Revenue Service in 1993 and 1994 provided broad guidance to companies, but were not intended to be comprehensive.

     It is the policy of the Committee to establish a competitive executive compensation program and to design and administer incentive plans which relate rewards directly to the overall performance of ITT and the individual executive's specific contribution. To qualify pay for exemption from Section 162(m) as "performance-based compensation," the requirements of OBRA and the proposed regulations generally preclude the use of discretion in determining specific amounts of compensation. Accordingly, base salaries are subject to the $1 million limit on deductible compensation as are annual bonus amounts where discretion is used to increase an executive's payment above an amount determined strictly by an objective formula.

     In light of OBRA, it is the policy of the Committee to modify where practicable the executive incentive plans so as to maximize the tax deductibility of compensation paid to its top executive officers. Accordingly, the ITT Corporation Annual Performance-Based Incentive Plan for Executive Officers, which was approved by stockholders in 1996, will qualify annual bonuses under that plan as "performance-based compensation".

     The Committee believes that the overall performance of ITT's most senior executives cannot in all cases be reduced to a fixed formula and that a prudent use of discretion in determining pay levels is in the best interest of stockholders and ITT. Under some circumstances (other than in the context of the ITT Corporation Annual Performance-Based Incentive Plan for Executive Officers), the Committee's use of discretion in determining appropriate amounts of compensation may be essential. In those situations where discretion is used by the Committee, compensation may not be fully deductible. The Committee does not believe that such loss of deductibility will have any material impact on our financial condition.

     This report is furnished by the members of the Compensation and Personnel Committee. The members of the Compensation and Personnel Committee are listed below.

Bette B. Anderson
Nolan D. Archibald
Robert A. Burnett
Paul G. Kirk, Jr., Chairman
Edward C. Meyer
Margita E. White

Corporate Performance Graph

     Our Common Stock commenced "regular way" trading on the New York Stock Exchange on December 20, 1995, the first business day following the Distribution.

     The following graph shows the cumulative total return to stockholders for the period from December 20, 1995 (the first business day following the Distribution) through March 31, 1997 on an assumed investment of $100 on December 20, 1995 in ITT, the Standard & Poor's S&P 500 Index and a peer index of large capitalization hotel and gaming companies. The peer group returns are weighted by market capitalization at December 20, 1995. The peer group is comprised of common stocks of the following hotel and gaming corporations:
Hilton Hotels Corporation, Host Marriott Corporation, Marriott International, Inc., Circus Circus Enterprises, Inc., Mirage Resorts, Inc., Harrah's Entertainment, Inc. and ITT (the "Peer Group"). The Peer Group was selected to reflect our current mix of hotel and gaming businesses and our current major publicly-traded competitors.

     Our Common Stock traded "regular way" on the New York Stock Exchange for only six days during 1995. In an effort to present stockholders meaningful information to evaluate the compensation paid to executives for the year ended December 31, 1995, our Proxy Statement for the 1996 Annual Meeting of Stockholders included a performance graph for Old ITT for the five fiscal years ended December 31, 1995 on an assumed investment of $100 on December 31, 1990 in Old ITT, the Standard & Poor's S&P 500 Index and the Standard & Poor's Conglomerate Index. That graph assumed that the holders of the common stock of Old ITT continued to hold the common stock of ITT, ITT Hartford Group, Inc. and ITT Industries, Inc. for the period from December 20, 1995 through December 31, 1995. Given the significantly different mix of our businesses following the Distribution, we believe that the Peer Group provides a better index against which to compare our share price performance since the date of the Distribution. Accordingly, we have provided a comparison of our share price performance since the Distribution to the Peer Group and have not provided a comparison to the S&P Conglomerate Index (which was discontinued in July 1996).

                         20-Dec-95  31-Dec-95  31-Mar-96  30-Jun-96  30-Sep-96  31-Dec-96  31-Mar-97
                         ---------  ---------  ---------  ---------  ---------  ---------  ---------
ITT Corporation            $100       $105       $119       $131       $ 86       $ 86       $117

S&P 500(R)                 $100       $102       $107       $112       $115       $125       $128

Custom Lodging/Gaming      $100       $103       $128       $144       $128       $124       $123

Compensation of Executive Officers

     The following table discloses the compensation received by ITT's Chief Executive and the four other most highly paid executive officers for services rendered to ITT (including compensation received from Old ITT prior to the Distribution) for the three fiscal years ended December 31, 1996.

                           Summary Compensation Table

                                                                                              Long Term
                                                                                             Compensation
                                                                                             ------------
                                                 Annual Compensation               Awards            Payouts
                                                 -------------------               ------            -------
                                                                     Other                    Securities    Long-Term
                                                                     Annual      Restricted   Underlying    Incentive    All Other
Name and Principal                                                   Compen-       Stock       Options        Plan        Compen-
Position                       Year      Salary($)     Bonus($)    sation($)(2)   Awards($)     (3)(#)       Payouts    sation(4)($)
--------                       ----      ---------     --------    ------------   ---------     ------       -------    ------------
Rand V. Araskog                1996      2,000,000     2,260,000      347,268            --     150,000            --      422,280
Chairman and Chief             1995      2,000,000     2,330,800      251,063     2,718,750     429,971     2,625,000      449,962
Executive                      1994      1,625,000     2,405,000      219,457            --     429,971            --       58,656

Robert A. Bowman               1996        741,667       813,600       75,117            --     100,000            --       25,625
President and Chief            1995        583,333       611,800       44,942     1,087,500     143,324       900,000       37,380
Operating Officer              1994        456,250       471,750       25,534            --     143,324            --       13,844

Peter G. Boynton (1)           1996        682,583        15,200      694,276            --      40,000            --       11,705
Senior Vice President of       1995        578,117       299,776      105,288            --      59,718            --       14,500
ITT; President and Chief       1994             --            --           --            --          --            --           --
Executive Officer of
Caesars World, Inc.

Ann N. Reese                   1996        405,000       389,900       47,910            --      40,000            --       14,008
Executive Vice President       1995        303,571       252,300       45,369       543,750      71,662       113,600       39,018
and Chief Financial            1994        263,333       210,000       33,738            --      71,662            --       10,998
Officer

Daniel P. Weadock              1996        537,500       757,300       55,287            --      40,000            --       18,281
Senior Vice President of       1995        516,667       398,800      433,646            --      59,718     1,280,000       44,321
ITT; President and Chief       1994        500,000       385,000       13,408            --      83,605            --       17,500
Executive Officer of ITT
Sheraton Corporation

(1) Mr. Boynton became an executive officer of ITT following the January 1995 acquisition of Caesars. As a result, the 1994 compensation paid to Mr. Boynton by Caesars has not been included.

(2) Amounts shown in this column are tax reimbursement allowances, which are intended to offset the inclusion in taxable income of the value of certain benefits, except that: (a) the amounts shown for Mr. Araskog also include $164,066, $92,224 and $128,873 in 1996, 1995 and 1994, respectively, for personal benefits including tax and financial counseling and transportation services, (b) the amount shown for Mr. Bowman in 1996 also includes $40,309 for personal benefits including tax and transportation services, (c) the amounts shown for Mr. Boynton include $513,463 and $41,074 in 1996 and 1995, respectively, in relocation allowances, (d) the amounts shown for Ms. Reese also include $25,602, $22,186 and $20,973 in 1996, 1995 and 1994, respectively, for personal benefits including tax and transportation services, and (e) the amount shown for Mr. Weadock in 1995 also includes $426,597 in relocation allowances.

(3) The named executives do not hold any stock appreciation rights in connection with the options shown above. The options shown for years prior to 1996 are substitute options which replaced surrendered options originally granted by Old ITT before the Distribution.

(4) The amounts shown in this column are contributions by ITT under the ITT 401(k) Retirement Savings Plan and, in the case of Messrs. Araskog, Bowman, and Weadock and Ms. Reese, the ITT Excess Savings Plan, which are defined contribution plans. Under such plans, ITT makes a matching contribution in an amount equal to 50% of an employee's contribution, such matching contribution not to exceed two and one-half percent (2.5%) of such employee's salary. Under these plans, ITT also makes a non-matching contribution equal to one percent (1%) of an employee's salary. In 1995, the Employee Stock Ownership Plan (the "ESOP") of Old ITT was terminated and unallocated shares remaining after the related ESOP loan was repaid were distributed among all participants. Except in the case of Mr. Boynton, the amounts shown for 1995 also include an allocation of certain amounts as a result of the termination of the ESOP.

     In the case of Mr. Araskog, the amounts also include $353,113 and $354,156 paid in 1996 and 1995, respectively, by ITT for premiums on a split-dollar life insurance policy maintained jointly for

     Mr. and Mrs. Araskog. We are entitled to be reimbursed for our payments with respect to such policy upon the earlier to occur of: (i) the death of Mr. Araskog or Mrs. Araskog, whichever occurs later, and (ii) the date on which the cash surrender value of the policy is sufficient to repay amounts paid by ITT and continue to sustain the policy until the year 2035, which is expected to occur at the end of the year 2008.

     In the case of Mr. Boynton, the amount shown for 1996 includes a Company-paid life insurance premium of $8,538.

Option Grants on ITT Common Stock to Executives in Last Fiscal Year

The following table provides information about grants of options during the 1996 fiscal year to the named executives to purchase shares of our Common Stock. The stock options granted to each of the executives listed below were issued in 1996.

                                Stock Option Grants in 1996                   Potential Realizable Value
                                ---------------------------                        at Assumed Annual
                      Number of    % of Total                                    Rates of Stock Price
                      Securities     Options                                       Appreciation for
                      Underlying    Granted to                                      Option Term
                        Options      Employees     Exercise                         ---------------
                       Granted (1)      in          Price (3)  Expiration          5%              10%
Name                       (#)        1996 (2)     ($/Share)      Date             ($)             ($)
----                       ---        -------      ---------      ----             ---             ---
Rand V. Araskog          150,000        8.6          55.88        2/8/06        5,271,000      13,359,000
Robert A. Bowman         100,000        5.7          55.88        2/8/06        3,514,000       8,906,000
Peter G. Boynton          40,000        2.3          55.88        2/8/06        1,405,600       3,562,400
Ann N. Reese              40,000        2.3          55.88        2/8/06        1,405,600       3,562,400
Daniel P. Weadock         40,000        2.3          55.88        2/8/06        1,405,600       3,562,400

(1)  The numbers in this column represent options to purchase our Common Stock.

(2) Percentages indicated are based on a total of 1,741,546 options granted to 457 employees during 1996.

(3) The exercise price per share is 100% of the fair market value of a share of our Common Stock on the date of the grant. The exercise price may be paid in cash or in shares of our Common Stock valued at their fair market value on the date of exercise.

     Options granted on February 6, 1996 at the exercise price of $55.88 per share are not exercisable until the trading price of our Common Stock equals or exceeds $69.85 per share for five consecutive trading days, at which time two-thirds of the options will be exercisable; when the trading price equals or exceeds $78.23 per share for five consecutive trading days, the options will be fully exercisable. Notwithstanding the above, these options will be fully exercisable after February 6, 2005, and will expire on February 8, 2006.

Aggregated Option Exercises in the Last Fiscal Year and Fiscal Year-End Option Value

The following table provides information on option exercises in 1996 by the named executives and the value of each such executive's unexercised options to acquire our Common Stock at December 31, 1996.

                                           Aggregated Option Exercises in Last Fiscal Year
                                                  and Fiscal Year-End Option Values

                                                       Number of Securities                 Value of Unexercised,
                                                      Underlying Unexercised                     In-the-Money
                       Shares                               Options at                         Options Held at
                      Acquired      Value               Fiscal Year-End(#)                  Fiscal Year-End($)(1)
                    On Exercise   Realized              ------------------                  ---------------------
Name                    (#)          ($)         Exercisable       Unexercisable       Exercisable       Unexercisable
----                    ---          ---         -----------       -------------       -----------       -------------
Rand V. Araskog          --          --           1,251,617           150,000           6,718,105               --
Robert A. Bowman         --          --             521,653           100,000           4,357,947               --
Peter G. Boynton         --          --              59,718            40,000               --                  --
Ann N. Reese             --          --             236,544            40,000           1,797,819               --
Daniel P. Weadock        --          --             322,186            40,000           3,569,868               --

(1) Based on the New York Stock Exchange consolidated trading closing price of our Common Stock on December 31, 1996 of $43.38.

Severance Pay Plan

     Following the Hilton Offer (as defined below), the Board considered the recommendations of ITT's human resources consultants, Towers Perrin, and reviewed industry practices concerning change-in-control severance benefits. In view of the need to minimize employee distraction and to retain employee loyalty and dedication to ITT and to assure their attention to ITT's performance pending resolution of the tender offer for 50.1% of our Common Stock by Hilton Hotels Corporation (the "Hilton Offer"), the Compensation and Personnel Committee unanimously voted, with the unanimous concurrence of the entire Board (with management members of the Board abstaining), to revise its previous policy concerning executive severance agreements in order to provide severance payments to certain officers and employees in the event of a change in control, which severance arrangements it has determined are fair and consistent with industry practices. At a meeting of the Board held on February 11, 1997, upon the recommendation of the Compensation and Personnel Committee, the Board authorized ITT to amend its severance compensation arrangements with such executives and managers. Each of the arrangements is described below.

     Our Senior Executive Severance Pay Plan (the "SPP") applies to ITT senior executives who are U.S. citizens or who are employed in the U.S., including all executive officers of ITT other than Mr. Araskog. Under the SPP, if a participant's employment is terminated by ITT, other than for "Cause" (as defined) or as a result of other occurrences specified in the SPP, the participant is entitled to severance pay in an amount equal to up to 24 months of base salary depending upon his or her length of service. In no event shall such severance pay exceed the lesser of (a) the amount of base salary for the number of months remaining between the termination of employment and the participant's normal retirement date or (b) two times the participant's total annual compensation during the year immediately preceding such termination. The SPP includes offset provisions for other compensation from ITT and requirements on the part of executives with respect to non-competition and compliance with the ITT Code of Corporate Conduct. Under the SPP, severance payments would ordinarily be made monthly over the scheduled term of such payments; however, ITT has the option to make such payments in the form of a single (discounted) lump sum payment. As of March 1, 1996, the named executive officers in the Summary Compensation Table on page 9 participate in this plan, except for Mr. Araskog who is covered by an employment agreement.

     With respect to approximately 55 individuals covered by the SPP, modifications were authorized to the change in control arrangements on February 11, 1997. As modified, the SPP provides that, if an executive covered by the SPP is involuntarily terminated other than for Cause or the executive terminates for "Good Reason" (as defined) within two years following a change in control, the executive will receive severance consisting of (i) a lump-sum payment equal to two times the executive's annual base salary in effect immediately prior to the executive's termination of employment, and, for certain designated employees, including the executive officers covered by the SPP, two times the highest bonus paid or awarded in respect of the three years immediately preceding the change in control, (ii) continued welfare benefits, fringe benefits and perquisites for two years and (iii) one year of outplacement services. All severance payable under the SPP is subject to the same Reduction and Additional Payment mechanism (including the $50,000 minimum benefit requirement) described below with respect to the employment agreement covering Mr. Araskog.


Severance Agreements


     On February 11, 1997, ITT authorized severance agreements with nine individuals (the "Individual Agreements"). Each of the Individual Agreements provides that, if the executive is involuntarily terminated other than for Cause or such executive terminates for Good Reason within two years following a change in control, the executive will receive severance consisting of (i) a lump-sum payment equal to the sum of (A) two or three times the executive's annual base salary in effect immediately prior to the executive's termination of employment and (B) two or three times the highest bonus paid or awarded to the executive under our executive compensation plans in respect of the three years immediately preceding the change in control, (ii) continued welfare benefits, fringe benefits and perquisites for a number of years equal to the number by which such executive's annual base salary is multiplied for purposes of determining such executive's severance and (iii) one year of outplacement services. All severance payable under each of the Individual Agreements is subject to the same Reduction and Additional Payment mechanism (including the $50,000 minimum benefit requirement) described below with respect to the employment agreement covering Mr. Araskog. The named executive officers to be covered by Individual Agreements are Robert A. Bowman, Peter G. Boynton, Ann N. Reese and Daniel P. Weadock.

     The annual salaries of Messrs. Bowman, Boynton, and Weadock and Ms. Reese as of March 1, 1997 were $800,000, $725,000, $600,000 and $460,000, respectively.

Employment Contract

     ITT has entered into an employment contract with Mr. Araskog (the "Araskog Agreement") which provides for, among other things: (i) a base salary of $2,000,000 per year, entitlement to receive bonus and additional incentive compensation each year as may be awarded in the discretion of the Compensation and Personnel Committee of the Board, participation in ITT's benefit plans (other than pre-retirement and post-retirement life insurance benefits), contractual disability and death benefits, his employment as chairman and chief executive of ITT until October 31, 2000 (when he will have reached age 69); (ii) his service as consultant to his successor as chief executive of ITT from November 1, 2000 through October 31, 2003 for a fee of not less than $400,000 per year; (iii) his nomination as a director of ITT at each annual meeting of ITT stockholders commencing with the annual meeting for 2001 and including the annual meeting to be held in 2003 and, upon election, payment to him of the usual director's fees for service in such capacity; (iv) the provision of office space and certain staff and transportation assistance in connection with his service as a director and consultant subsequent to October 31, 2000; (v) certain payments in the event that (A) at any time prior to October 31, 2000, Mr. Araskog is not re-elected as chairman and employed as chief executive, which payments would be made (I) in monthly installments over the term of the contract remaining through October 31, 2000 in amounts equal per annum to the salary received by Mr. Araskog for the calendar year immediately preceding such event plus a percentage of the average bonus received by Mr. Araskog with respect to the three calendar years immediately preceding such event and (II) in the form of a discounted lump sum payment on or about October 31, 2000 equal to the then present value of the consulting fee and the director's fees referred to above, and (B) after completion of services through October 31, 2000 in accordance with the terms of the contract, Mr. Araskog at any time prior to October 31, 2003 is not nominated as a director of ITT, which payment would be in the form of a discounted lump sum payment equal to the then present value of the balance remaining of the consulting fee and the director's fees referred to above; and
(vi) covenants by Mr. Araskog against competition with any business actively conducted by ITT or any of its subsidiaries and for compliance with the ITT Code of Corporate Conduct.

     Mr. Araskog's employment agreement was amended on February 11, 1997. The Araskog Agreement, as amended, provides that, if Mr. Araskog is involuntarily terminated other than for Cause or he terminates for Good Reason within two years following a change in control, he shall receive severance consisting of a lump-sum payment equal to the remaining payments owed to him during the respective employment and consulting terms set forth in the Araskog Agreement. The severance payment is subject to the limitation that, if Sections 280G and 4999 of the Internal Revenue Code of 1986, as amended, would impose on Mr. Araskog any excise tax (an "Excise Tax") in respect of such severance, then the amount of the severance payment will be reduced to an amount such that no amount will be subject to such Excise Tax (the "Reduction"); provided, however, that if the price of our Common Stock remains for five consecutive trading days following February 11, 1997, at or above 125% of its closing price of $56.75 per share on February 4, 1997, then the Reduction will not apply, and in addition, Mr. Araskog will be entitled to a gross-up payment to fully offset any Excise Tax imposed, as well as any additional income, employment and excise taxes imposed on the gross-up payment (an "Additional Payment"), provided that no such Additional Payment will be made to the extent that Mr. Araskog would not receive at least a $50,000 net after-tax benefit from the Additional Payment, as compared to the net amount he would otherwise receive if the Reduction were to be implemented. The Board selected a share price threshold that must be reached before the Reduction will be eliminated and the Additional Payment will be payable that is the same as the share price that must be achieved for the performance-based options granted by ITT to senior executives at a Board meeting held on February 4, 1997 to vest. The threshold was determined in accordance with our usual practice for option grants.

Other Change-in-Control Arrangements

     Acceleration of the exercisability, payment or vesting of awards or benefits is provided for under the ITT 1995 Incentive Stock Plan and the retirement excess pension and savings plans and deferred compensation plan upon the occurrence of a change in control.

Pension Plans

     General. ITT has adopted the ITT Sheraton Plan as the ITT Salaried Retirement Plan and extended it to employees formerly covered by the Old ITT Salaried Retirement Plan. The plan has been amended to recognize service with companies affiliated with ITT prior to December 19, 1995 for eligibility, vesting and benefit accrual purposes and further provides for an offset of any benefit payable from any Old ITT retirement plan covering the same period of service.

Messrs. Araskog, Bowman and Weadock and Ms. Reese participate in the retirement plans maintained by ITT.

     Executives of Caesars do not participate in the retirement plans maintained by ITT. Accordingly, Mr. Boynton is covered by the Caesars Executive Security Plans (collectively, the "Caesars Pension Plan").

     ITT Retirement Plan. The ITT Salaried Retirement Plan covers all eligible salaried employees of ITT, including senior executive officers and other ITT executives.

     A member's annual pension equals two percent of the member's average final compensation for each of the first 25 years of benefit service, plus one and one-half percent of a member's average final compensation for each of the next 15 years of benefit service, reduced by one and one-quarter percent of the member's primary Social Security benefit for each year of benefit service to a maximum of 40 years; provided that no more than one-half of the member's primary Social Security benefit is used for such reduction. A member's average final compensation (including salary plus approved bonus payments) is defined under the plan as the total of (i) a member's average annual base salary for the five calendar years of the last 120 consecutive calendar months of eligibility service affording the highest such average plus (ii) a member's average annual compensation not including base salary for the five calendar years of the member's last 120 consecutive calendar months of eligibility service affording the highest such average. The plan also provides for undiscounted early retirement pensions for members who retire at or after age 60 following completion of 15 years of eligibility service. A member is vested in benefits accrued under the plan upon completion of five years of eligibility service.

     Applicable Federal legislation limits the amount of benefits that can be paid and compensation which may be recognized under a tax-qualified retirement plan. ITT has adopted a non-qualified unfunded retirement plan (the "ITT Excess Pension Plan") for payment of those benefits at retirement that cannot be paid from the qualified retirement plan. The practical effect of the ITT Excess Pension Plan is to continue calculation of retirement benefits to all employees on a uniform basis. Benefits under the ITT Excess Pension Plan will generally be paid directly by ITT. ITT has also created an excess plan trust under which excess benefits under the ITT Excess Pension Plan for certain officers of ITT will be funded. Any such employee may indicate a preference, subject to certain conditions, to receive any excess benefit in the form of a single discounted lump sum payment. Any "excess" benefit accrued to any such employee will be immediately payable in the form of a single discounted lump sum payment upon the occurrence of a change in control.

     Based on various assumptions as to remuneration and years of service, before Social Security reductions, the following table illustrates the estimated annual benefits payable from the Retirement Program at retirement at age 65 that are paid for by ITT, subject to the offsets described above.

                             ITT Pension Plan Table

   Average                               Years of Service
    Final                                ----------------
Compensation         20            25            30           35           40
------------         --            --            --           --           --
$    50,000    $   20,000    $   25,000     $  28,750   $   32,500    $   36,250
    100,000        40,000        50,000        57,500       65,000        72,500
    300,000       120,000       150,000       172,500      195,000       217,500
    500,000       200,000       250,000       287,500      325,000       362,500
    750,000       300,000       375,000       431,250      487,500       543,750
  1,000,000       400,000       500,000       575,000      650,000       725,000
  1,500,000       600,000       750,000       862,500      975,000     1,087,500
  2,000,000       800,000     1,000,000     1,150,000    1,300,000     1,450,000
  2,500,000     1,000,000     1,250,000     1,437,500    1,625,000     1,812,500
  3,000,000     1,200,000     1,500,000     1,725,000    1,950,000     2,175,000
  3,500,000     1,400,000     1,750,000     2,012,500    2,275,000     2,537,500
  4,000,000     1,600,000     2,000,000     2,300,000    2,600,000     2,900,000
  5,000,000     2,000,000     2,500,000     2,875,000    3,250,000     3,625,000

The amounts shown under "Salary" and "Bonus" opposite the names of the individuals in the Summary Compensation Table on page 9 comprise the compensation which is used for purposes of determining "average final compensation" under the plan. The years of service of each of the individuals for eligibility and benefit purposes as of December 31, 1996 are as follows:
Rand V. Araskog, 30.09 years; Robert A. Bowman, 5.73 years; Ann N. Reese, 9.16 years; and Daniel P. Weadock, 35.46 years.

     The Caesars Pension Plan. The Caesars Pension Plan provides for annual pension benefits for individuals retiring at age 65 payable in the form of a straight life annuity for various levels of compensation and years of service. Under the Caesars Pension Plan, benefits may also be payable as a lump sum, subject to Committee approval and other specified conditions. The Caesars Pension Plan is a defined benefit pension plan which is not a tax qualified plan and covers all full time salaried officers and selected other key executives. Benefits under the Caesars Pension Plan accrue at the rate of two percent of average annual salary for each year of credited service with a one-time additional 5% accrual after completion of ten years of credited service. Benefits vest after five years of credited service. Under certain circumstances, benefits may be forfeited concurrent with or following termination of employment.

     Based upon various assumptions as to remuneration and years of service, the following table illustrates the estimated annual benefits payable from the Caesars Pension Plan at retirement at age 65. The amounts shown in the table are not subject to reduction for Social Security benefits or other offset amounts and are based upon the assumption that the Caesars Pension Plan continues in its present form.

                           Caesars Pension Plan Table

  Five Year                              Years of Service
   Average                               ----------------
   Salary            15            20            25           30
   ------            --            --            --           --
$   125,000    $   43,750    $   56,250     $  68,750   $   81,250
    150,000        52,500        67,500        82,500       97,500
    175,000        61,200        78,750        96,250      113,750
    200,000        70,000        90,000       110,000      130,000
    225,000        78,750       101,250       123,750      146,250
    250,000        87,500       112,500       137,500      162,500
    300,000       105,000       135,000       165,000      195,000
    400,000       140,000       180,000       220,000      260,000
    500,000       175,000       225,000       275,000      325,000
    600,000       210,000       270,000       330,000      390,000
    800,000       280,000       360,000       440,000      520,000
  1,000,000       350,000       450,000       550,000      650,000
  1,200,000       420,000       540,000       660,000      780,000

The remuneration covered by the Caesars Pension Plan is the average of the participant's highest five years of salary earned during his last ten years of employment with Caesars. The amount shown under "Salary" opposite the name of Mr. Boynton in the Summary Compensation Table on page 9 will be used for determining "average annual salary" under the plan. As of December 31, 1996, Mr. Boynton had 20.67 years of credited service under the Caesars Pension Plan.


Item 12. Security Ownership of Certain Beneficial Owners and Management


     The following table shows as of December 31, 1996 the beneficial ownership of persons known to us to be the beneficial owners of more than five percent of our Common Stock.

Name and                                   Amount and
Address of                                 Nature of
Beneficial                                 Beneficial                Percent
Owner                                      Ownership                 of Class
-----                                      ---------                 --------
Bankers Trust New York Corporation
280 Park Avenue
New York, New York 10017                7,728,083 shares(1)            8.9%

FMR Corp.
82 Devonshire Street
Boston, Massachusetts 02109            13,166,423 shares(2)           11.32%

(1) A February 14, 1997 Schedule 13G filed with the Securities and Exchange Commission (the "Commission") reflects that Bankers Trust New York Corporation, through its wholly owned subsidiaries Bankers Trust Company (as Trustee for various trusts and employee benefit plans, and as investment advisor) and BT Securities Corporation, and its indirectly wholly owned subsidiary Bankers Trust International PLC, beneficially own 7,728,083 shares of our Common Stock. Of these shares, Bankers Trust Company is deemed to have (i) sole power to vote or to direct the vote with respect to 7,725,383 shares of our Common Stock, (ii) shared power to vote or to direct the vote with respect to 2,700 shares of our Common Stock,
     (iii) sole power to dispose of or to direct the disposition of 1,990,982 shares of our Common Stock and (iv) shared power to dispose of or to direct the disposition of 16,505 shares of our Common Stock.

(2) A February 14, 1997 Schedule 13G reflects that FMR Corp. ("FMR") beneficially owns 13,166,423 shares of our Common Stock. Of such reported shares, Fidelity Management & Research Company ("Fidelity"), a wholly owned subsidiary of FMR and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, is the beneficial owner of 12,437,559 shares as a result of acting as investment adviser to several investment companies registered under Section 8 of the Investment Company Act of 1940. Edward C. Johnson 3d, the Chairman of FMR, FMR, through its control of Fidelity, and the Fidelity Funds each has sole power to dispose of the 12,437,559 shares of our Common Stock owned by the Fidelity Funds. Neither FMR nor Edward C. Johnson 3d, Chairman of FMR, has the sole power to vote or direct the voting of the shares owned directly by the Fidelity Funds, which power resides with the Funds' Boards of Trustees. Fidelity carries out the voting of the shares under written guidelines established by the Funds' Boards of Trustees. Fidelity Management Trust Company ("FMTC"), a wholly owned subsidiary of FMR, and a bank as defined in Section 3(a)(6) of the Act, is the beneficial owner of 725,464 shares of our Common Stock or 0.62% of our Common Stock outstanding as a result of its serving as investment manager of institutional accounts. Edward C. Johnson 3d and FMR, through its control of FMTC, has sole dispositive power over 725,464 shares and sole power to vote or to direct the voting of 513,264 shares, and no power to vote or to direct the voting of 212,000 shares of our Common Stock owned by certain institutional accounts. Members of the Edward C. Johnson 3d family and trusts for their benefit are the predominant owners of Class B shares of common stock of FMR, representing approximately 49% of the voting power of FMR. Mr. Johnson 3d owns 12% and Abigail Johnson owns 24.5% of the aggregate outstanding voting stock of FMR. Mr. Johnson 3d is Chairman of FMR and Abigail P. Johnson is a Director of FMR. The Johnson family group and all other Class B stockholders have entered into a stockholders' voting agreement under which all Class B shares will be voted in accordance with the majority vote of Class B shares. Accordingly, through their ownership of voting common stock and the execution of the stockholders' voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR. The number of shares of our Common Stock reported includes 3,400 shares owned directly by Edward C. Johnson 3d or in trusts for the benefit of Edward C. Johnson 3d and/or Edward C. Johnson 3d family members, for which Edward C. Johnson 3d serves as trustee. Edward C. Johnson has sole voting and dispositive power over 400 shares and shared voting and dispositive power over 3,000 shares.

     The following table shows as of March 31, 1997 the beneficial ownership of shares of our Common Stock by each director, by each of the executive officers named in the Summary Compensation Table on page 9, and by the directors and executive officers as a group.

                                          Amount and Nature
            Name of                         of Beneficial               Percent
        Beneficial Owner                    Ownership (1)               of Class
       ------------------                   ------------                --------
Bette B. Anderson                            2,811 shares(2)                 *
Rand V. Araskog                          1,748,398 shares                 1.5%
Nolan D. Archibald                           1,811 shares                    *
Robert A. Bowman                           549,005 shares                    *
Robert A. Burnett                            2,981 shares                    *
Paul G. Kirk, Jr.                            1,821 shares                    *
Edward C. Meyer                              3,311 shares                    *
Benjamin F. Payton                           1,303 shares                    *
Vin Weber                                      844 shares                    *
Margita E. White                             2,811 shares                    *
Kendrick R. Wilson III                       3,744 shares                    *
Peter G. Boynton                            60,850 shares                    *
Ann N. Reese                               251,023 shares                    *
Daniel P. Weadock                          396,055 shares                    *
All directors and executive
   officers as a group (21)              4,320,406 shares                 3.7%

  *  Less than one percent.

(1) All shares are owned directly except as hereinafter otherwise indicated. Pursuant to regulations of the Commission, shares (i) receivable by directors and executive officers upon exercise of employee stock options exercisable within 60 days after March 31, 1997, and (ii) allocated to the accounts of certain directors and executive officers under the ITT 401(k) Retirement Savings Plan at March 31, 1997, are deemed to be beneficially owned by such directors and executive officers at said date. Of the number of shares shown above, (i) the following represent shares that may be acquired upon exercise of employee stock options for the accounts of: Mr. Araskog, 1,251,617 common shares; Mr. Bowman, 521,653 common shares; Mr. Boynton, 59,718 common shares; Ms. Reese, 236,544 common shares; Mr. Weadock, 322,186 common shares; and all present directors and executive officers as a group, 3,583,512 common shares; and (ii) the following amounts were allocated under the ITT 401(k) Retirement Savings Plan to the accounts of: Mr. Araskog, 20,255 common shares; Mr. Bowman, 2,424 common shares; Mr. Boynton, 132 common shares, Ms. Reese, 1,303 common shares; Mr. Weadock, 52,790 common shares; and all present directors and executive officers as a group, 113,502 common shares.

(2) An additional 83 shares of our Common Stock are owned by Mrs. Anderson's husband. Mrs. Anderson disclaims beneficial ownership in such shares.

Item 13. Certain Relationships and Related Transactions


     Lazard Freres, of which Mr. Kendrick R. Wilson III is a Managing Director, performed various investment banking services for ITT and its subsidiaries in 1996. Lazard Freres is serving as our co-financial advisor in connection with the Hilton Offer. Mr. Wilson receives a percentage of Lazard Freres' income, including a percentage of any income under this engagement.

     A By-law of ITT provides for mandatory indemnification of ITT directors and officers (including payment of legal fees) to the fullest extent permitted by applicable law. The By-law also provides that we may maintain insurance to indemnify our directors and officers against liabilities whether or not we would be permitted to indemnify them. This type of insurance, as well as policies under which we may be reimbursed for amounts paid in indemnification of our directors and officers, are in force. The premiums thereon, which aggregate $1,164,755 for a twelve month period, are paid by ITT. As authorized by such By-law, we have entered into indemnification agreements with our directors pursuant to which we have agreed to indemnify them against all expenses, liabilities or losses incurred by the directors in their capacity as such: (i) to the fullest extent permitted by applicable law; (ii) as provided in the By-laws of ITT as in effect on the date of such agreement; and (iii) in the event we do not maintain the aforementioned insurance or comparable coverage, to the full extent provided in the applicable policies as in effect on January 1, 1997 (our obligations described in (ii) and (iii) being subject to certain exceptions). Contractual rights under such indemnification agreements are believed to provide the directors more protection than the indemnification By-law, which is subject to change.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        ITT CORPORATION


                                        By /s/ JON F. DANSKI
                                           ------------------------------------
                                           Jon F. Danski
                                           Senior Vice President and Controller


April 30, 1997