Form 10-Q
period 1997-03-31
ITT CORP /NV/
filed 1997-05-15
CIK 1001149

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


        FOR THE TRANSITION PERIOD FROM _______________ TO _______________



                         COMMISSION FILE NUMBER 1-13960
                                ----------------

                                 ITT CORPORATION


          NEVADA                                            88-0340591
  (STATE OF INCORPORATION)                               (I.R.S. EMPLOYER
                                                      IDENTIFICATION NUMBER)


                           1330 AVENUE OF THE AMERICAS
                             NEW YORK, NY 10019-5490
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                        TELEPHONE NUMBER: (212) 258-1000
                                ----------------

INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES  X   NO ___

AS OF APRIL 30, 1997, THERE WERE OUTSTANDING 116,455,794 SHARES OF COMMON STOCK, NO PAR VALUE, OF THE REGISTRANT.

                                 ITT CORPORATION
                                TABLE OF CONTENTS



           ITEM                                                                             PAGE
           ----                                                                             ----

PART I FINANCIAL INFORMATION

             1    Financial Statements:


                  Consolidated Income - Three Months Ended March 31, 1997 and 1996 .....       2


                  Consolidated Balance Sheet - March 31, 1997 and December 31, 1996 ....       3


                  Consolidated Cash Flow - Three Months Ended March 31, 1997 and 1996 ..       4


                  Notes to Financial Statements ........................................       5


                  Business Segment Information .........................................       8


             2    Management's Discussion and Analysis of Financial Condition and
                    Results of Operations ..............................................       9


PART II OTHER INFORMATION


             6    Exhibits and Reports on Form 8-K .....................................      12


                  Signature ............................................................    II-1


                  Exhibit Index ........................................................    II-2

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The following unaudited financial statements, in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, the results of operations and cash flow for the periods presented. For a description of accounting policies, see notes to financial statements in ITT's 1996 Annual Report on Form 10-K.


                        ITT CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED INCOME
                         (IN MILLIONS EXCEPT PER SHARE)


                                                            THREE MONTHS
                                                            ENDED  MARCH 31,
                                                         ----------------------
                                                          1997           1996
                                                         -------        -------
Revenues .........................................       $ 1,440        $ 1,388
Costs and expenses:
  Salaries, benefits and other operating .........         1,075          1,018
  Selling, general and administrative ............           261            207
  Depreciation and amortization ..................            76             63
                                                         -------        -------
                                                           1,412          1,288
                                                         -------        -------
                                                              28            100

Interest expense, net ............................           (55)           (64)
Gain on sale of Alcatel Alsthom shares ...........           183             --
Miscellaneous expense, net .......................           (20)            (2)
                                                         -------        -------
                                                             136             34
Income tax expense ...............................           (57)           (15)
Minority equity ..................................             1              1
                                                         -------        -------
Net income .......................................       $    80        $    20
                                                         =======        =======


Earnings per share ...............................       $  0.68        $  0.17
                                                         =======        =======


Weighted average common equivalent shares ........         117.9          118.8
                                                         =======        =======

The accompanying notes to financial statements are an integral part of the above statement.

                        ITT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                         (IN MILLIONS EXCEPT FOR SHARES)



                                                                  MARCH 31,   DECEMBER 31,
                                                                    1997         1996
                                                                   -------      -------
ASSETS
Current assets:
   Cash and cash equivalents ..................................    $   233      $   224
   Marketable securities ......................................         --          599
   Receivables -
      Accounts receivable, net ................................        524          659
      Sale of Alcatel Alsthom shares ..........................        533           --
   Inventories ................................................        104          103
   Prepaid expenses and other .................................        145          113
                                                                   -------      -------
      Total current assets ....................................      1,539        1,698

Plant, property and equipment, net ............................      4,483        4,746
Investment in Madison Square Garden ...........................        368          533
Other investments .............................................        344          387
Long-term receivables, net ....................................        171          186
Other assets ..................................................        428          367
Goodwill, net .................................................      1,332        1,358
Net assets held for sale ......................................        330           --
                                                                   -------      -------
                                                                   $ 8,995      $ 9,275
                                                                   =======      =======


LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
  Accounts payable ............................................    $   259      $   312
  Accrued expenses ............................................        577          551
  Notes payable and current maturities of long-term debt ......        303          297
  Other current liabilities ...................................        257          231
                                                                   -------      -------
     Total current liabilities ................................      1,396        1,391

Long-term debt ................................................      3,557        3,894
Deferred income taxes .........................................        203          196
Other liabilities .............................................        432          430
Minority interest .............................................        266          290
                                                                   -------      -------
                                                                     5,854        6,201
                                                                   -------      -------


Stockholders Equity:
  Common stock: authorized 200,000,000 shares, no par or stated
     value, outstanding 116,429,113 and 116,366,176 shares,
     respectively .............................................      2,899        2,897
  Cumulative translation adjustment ...........................        (79)          (2)
  Unrealized loss on securities ...............................         --          (62)
  Retained earnings ...........................................        321          241
                                                                   -------      -------
      Total stockholders equity ...............................      3,141        3,074
                                                                   -------      -------
                                                                   $ 8,995      $ 9,275
                                                                   =======      =======

The accompanying notes to financial statements are an integral part of the above statement.

                        ITT CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED CASH FLOW
                                  (IN MILLIONS)

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               1997        1996
                                                              ------      ------
OPERATING ACTIVITIES
Net income .............................................      $  80       $  20
Adjustments to net income:
  Depreciation and amortization ........................         76          63
  Provision for doubtful receivables ...................         12           9
  Gain on divestments - pretax .........................       (201)         (8)
Changes in working capital:
  Receivables ..........................................         62          98
  Inventories ..........................................         (6)        (12)
  Accounts payable .....................................        (61)        (46)
  Accrued expenses .....................................         62         (24)
Accrued and deferred taxes .............................         34         (35)
Other, net .............................................        (18)         (7)
                                                              -----       -----
  Cash from operating activities .......................         40          58
                                                              -----       -----

INVESTING ACTIVITIES
Additions to plant, property and equipment .............       (187)        (86)
Proceeds from divestments ..............................        365          21
Acquisitions, net of acquired cash .....................        (31)         --
Other, net .............................................        111          (7)
                                                              -----       -----
  Cash from/(used for) investing activities ............        258         (72)
                                                              -----       -----

FINANCING ACTIVITIES
Short-term debt, net ...................................         37         (12)
Long-term debt issued ..................................         73          42
Long-term debt repaid ..................................       (396)        (58)
Other, net .............................................          1          49
                                                              -----       -----
  Cash (used for)/from financing activities ............       (285)         21
                                                              -----       -----

EXCHANGE RATE EFFECT ON CASH AND CASH EQUIVALENTS ......         (4)         --
                                                              -----       -----
Increase in cash and cash equivalents ..................          9           7
Cash and cash equivalents -- Beginning of Period .......        224         177
                                                              -----       -----
CASH AND CASH EQUIVALENTS -- END OF PERIOD .............      $ 233       $ 184
                                                              =====       =====

Supplemental disclosures of cash flow information:
Cash paid during the period for:
    Interest ...........................................      $  31       $  39
                                                              =====       =====
    Income taxes .......................................      $  22       $  35
                                                              =====       =====

The accompanying notes to financial statements are an integral part of the above statement.

                        ITT CORPORATION AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                     (Dollars in millions except per share)


BASIS OF PRESENTATION

         ITT Corporation ("ITT" or the "Corporation") is one of the world's largest hotel and gaming companies. ITT's principal lines of business are hotels, gaming and information services. The hotels segment is comprised of a worldwide hospitality network of over 410 full-service hotels serving three markets: luxury, upscale and mid-price. ITT's hotel operations are represented on every continent and in nearly every major world market. ITT's gaming operations are located in several key domestic jurisdictions. ITT also operates various hotel/casino ventures outside the United States. ITT's information services segment publishes telephone directories in many countries outside the United States and owns and operates post-secondary educational institutions in the United States.

GAMING OPERATIONS

         Casino revenues represent the net win from gaming wins and losses. Revenues exclude the retail value of rooms, food, beverage, entertainment and other promotional allowances provided on a complimentary basis to customers. The estimated retail value of such promotional allowances was $39 and $42 for the three months ended March 31, 1997 and 1996, respectively. The estimated cost of such promotional allowances was $30 and $28 for the three months ended March 31, 1997 and 1996, respectively, and has been included in costs and expenses.

         Revenues and costs and expenses of the Gaming operations are comprised of the following:


                                                     THREE MONTHS ENDED MARCH 31,
                                           --------------------------------------------------
                                                    1997                        1996
                                           ----------------------     -----------------------

                                                        COSTS AND                   COSTS AND
                                           REVENUES      EXPENSES     REVENUES       EXPENSES
                                           --------      --------     --------       --------
Gaming ............................          $231          $152          $262          $147
Rooms .............................            16             6            18             6
Food and beverage .................            18            17            20            20
Other operations ..................            27            14            24            13
Selling, general and administrative            --            50            --            57
Depreciation and amortization .....            --            21            --            21
Provision for doubtful accounts ...            --            10            --             7
                                             ----          ----          ----          ----
                      Total .......          $292          $270          $324          $271
                                             ====          ====          ====          ====

SALE OF ALCATEL ALSTHOM SHARES

       During February and March 1997, ITT sold its remaining interest in the capital stock of Alcatel Alsthom. Total proceeds from these sales were approximately $830, resulting in an after-tax gain of $106 ($183 pretax), or 90 cents per share. On April 10, 1997, ITT received the remaining balance of $533 from these sales.

                        ITT CORPORATION AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                     (Dollars in millions except per share)


INVESTMENT IN MADISON SQUARE GARDEN

         On April 15, 1997, ITT entered into definitive documentation with respect to its previously announced agreement in principle to sell its 50% interest in Madison Square Garden, L.P. ("MSG") to Cablevision Systems Corporation ("Cablevision"). The transaction is expected to be completed as early as June 1, 1997. Cablevision has received a commitment letter from a financial institution for funding for the purchase and the closing is not subject to a financing condition. It is subject only to approval by the National Basketball Association and the National Hockey League and other customary closing conditions.

         Pursuant to a Partnership Interest Transfer Agreement dated as of April 15, 1997, among ITT, ITT Eden Corporation, ITT MSG, Inc., Cablevision, Rainbow Media Holdings, Inc., Rainbow Garden Corp., Garden L. P. Holding Corp., MSG Eden Corporation and MSG (the "Partnership Interest Transfer Agreement"), Cablevision will pay ITT $500 in cash at closing. ITT also has a "put" option to require Cablevision or MSG to purchase half of ITT's continuing interest in MSG for $75 on the first anniversary of the closing and the other half of this continuing interest for an additional $75 on the second anniversary of the closing (or, if the first option is not exercised, the entire continuing interest for $150).

         In addition, pursuant to an Aircraft Contribution Agreement dated as of April 15, 1997, among Garden L.P. Holding Corp., MSG Eden Corporation, ITT MSG, Inc., ITT Flight Operations, Inc. and MSG, ITT has agreed to contribute to MSG an ITT-owned aircraft which MSG has used for the Knicks and the Rangers. In consideration of the aircraft contribution, Cablevision has agreed to add an additional $19 to the exercise price of each of ITT's "put" options.

         The Partnership Interest Transfer Agreement also includes a "call" option requiring ITT to sell its remaining stake in MSG on the third anniversary of the closing at fair market value, but not below a minimum price based on the "put" prices.

NEW ACCOUNTING PRONOUNCEMENT

         In March 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings per Share," which is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. SFAS No. 128 requires replacement of primary and fully diluted earnings per share with basic and diluted earnings per share. The pro forma basic and diluted earnings per share under SFAS No. 128 would have been $.69 and $.68, respectively, for the three months ended March 31, 1997 and $.17 and $.17, respectively, for the three months ended March 31, 1996.

THE HILTON OFFER

         On January 31, 1997, Hilton Hotels Corporation ("Hilton") commenced a tender offer for approximately 50.1% of the outstanding shares of ITT's common stock (the "Hilton Tender Offer") at $55 per share, net to the seller in cash and without interest upon the terms and subject to the conditions set forth in the Offer to Purchase dated January 31, 1997 and the related Letter of Transmittal. The Hilton Tender Offer has been extended to May 30, 1997.

         Hilton has announced that, if the Hilton Tender Offer succeeds, it will obtain the entire equity interest in ITT by merging ITT with Hilton or a subsidiary of Hilton (such merger, together with the Hilton Tender Offer, the "Hilton Transaction") in a transaction pursuant to which all shares not tendered and purchased pursuant to the Hilton Tender Offer (other than shares owned by Hilton and its subsidiaries or held in ITT's treasury) would be converted into the right to receive a number of shares of Hilton common stock, par value $2.50 per share, having a nominal value of $55 per share, subject to unspecified collar provisions. The Hilton Transaction is more fully

                        ITT CORPORATION AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                     (Dollars in millions except per share)


described in the Tender Offer Statement on Schedule 14D-1 filed by Hilton with the Securities and Exchange Commission.

RECLASSIFICATIONS

         Certain amounts in the 1996 financial statements have been reclassified to conform to the current year presentation.

RESTRUCTURING CHARGE

       In the first quarter, ITT recorded a $58 pretax charge to restructure and rationalize its World Headquarters operations. Of the total pretax charge, $28 represents severance and other related employee termination costs associated with the elimination of nearly 115 positions. It is expected that the majority of the severance costs will be paid by the end of 1997. The balance of the restructuring charge ($30 pretax) relates to charges for reduced facilities utilization.

SUBSEQUENT EVENTS

       On April 29, 1997, ITT announced its intention to sell two of its Gaming properties: The Desert Inn in Las Vegas, Nevada, and The Sheraton Casino in Tunica, Mississippi. For financial reporting purposes, the assets and liabilities attributable to these two properties have been classified in the Consolidated Balance Sheet as "Net assets held for sale".

       On May 12, 1997, ITT Dow Jones Television, a general partnership in which each of ITT and Dow Jones & Company, Inc. ("Dow Jones") owns a 50% interest, agreed to sell the Federal Communications Commission license of WBIS+, Channel 31 in New York City, to Paxson Communications Corporation for a purchase price of approximately $258. This agreement is subject to the approval of the Federal Communications Commission, which is expected to be received in 1997. This transaction is expected to be completed by the end of 1997.

                          BUSINESS SEGMENT INFORMATION
                                  (IN MILLIONS)



Business segment information is as follows:

                                          REVENUES                INCOME
                                    -------------------     -------------------
                                            THREE MONTHS ENDED MARCH 31,
                                    -------------------------------------------
                                     1997        1996        1997        1996
                                    -------     -------     -------     -------
Hotels .........................    $ 1,042     $   966     $    72     $    56
Gaming .........................        263         265          47          53
Information Services ...........        106          97          11           9
                                    -------     -------     -------     -------
   Ongoing Segments ............      1,411       1,328         130         118
Dispositions ...................         29          60         (23)          4
                                    -------     -------     -------     -------
   Total Segments ..............      1,440       1,388         107         122
Other ..........................         --          --         (79)        (22)
                                    -------     -------     -------     -------
                                      1,440       1,388          28         100
Interest expense, net ..........                                (55)        (64)
Gain on sale of Alcatel Alsthom                                 183          --
Miscellaneous expenses, net ....                                (20)         (2)
Income tax expense .............                                (57)        (15)
Minority equity ................                                  1           1
                                    -------     -------     -------     -------
                                    $ 1,440     $ 1,388     $    80     $    20
                                    =======     =======     =======     =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollar amounts are in millions unless otherwise stated)

THREE MONTHS ENDED MARCH 31, 1997 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1996

         Revenues of $1,440 in the 1997 first quarter increased 4% compared with $1,388 in the corresponding 1996 quarter. Hotels revenues, which increased 8% due to strong average daily rate gains, were the primary driver of this improvement. Revenues at ITT World Directories, Inc. ("ITT World Directories") remained basically unchanged due to a historically limited publishing schedule in the first quarter. Revenues at ITT Educational Services, Inc. ("ITT Educational Services") increased 12% as a result of tuition price increases, increased census and the introduction of new baccalaureate programs which attracted more applicants to its 59 post-secondary schools. Gaming revenues decreased 10% due primarily to adverse results at The Desert Inn in Las Vegas, Nevada and The Sheraton Casino in Tunica, Mississippi, the two gaming properties planned for disposition; excluding the results at these two properties, Gaming revenues were approximately unchanged. The Desert Inn's results were impacted by negative win percentage in baccarat and construction disruption, while The Sheraton Casino's results continued to reflect the effects of increased local competition.

         Salaries, benefits and other operating costs increased 6% in the quarter to $1,075 from $1,018 in the 1996 quarter. This increase primarily reflects the costs of acquired hotel properties and smaller increases in the cost of services.

         Selling, general and administrative expenses increased 26% to $261 in the 1997 quarter compared with $207 in the 1996 quarter. Included in the 1997 quarter is a charge of $58 for severance and other costs to streamline the Corporation's World Headquarters operations. Excluding the impact of this restructuring charge, selling, general and administrative expenses declined 2% compared with the prior period.

         Excluding the restructuring charge and results of the two Gaming properties held for sale, the Corporation's earnings before interest, taxes, depreciation and amortization ("EBITDA") was $181 in the 1997 quarter compared with $160 in the 1996 quarter, a 13% improvement. This improvement reflects significant increases in average room rates, particularly in owned and leased properties, and the benefits of hotel acquisitions. Depreciation and amortization increased 21% compared with the prior period due primarily to the impact of hotel acquisitions. Operating income increased 14%, when excluding the impact of the restructuring charge and the two Gaming properties held for sale.

         Net interest expense decreased significantly in the 1997 first quarter compared with the 1996 first quarter. This decrease was due principally to the lower average debt balance attributable to selected asset dispositions (see "Liquidity and Capital Resources" for a more detailed discussion of these asset dispositions) as well as slightly lower overall interest rates.

         Miscellaneous expense reflects $20 for costs associated with the Hilton Tender Offer. The Corporation recorded a pre-tax gain of $183 related to the sale of its remaining interest in the capital stock of Alcatel Alsthom.

         Income tax expense increased in the 1997 quarter on higher pretax earnings due to improved operations and the sale of ITT's interest in the capital stock of Alcatel Alsthom. The minority equity benefit includes the net loss attributable to the minority shareholders of Ciga S.p.A. (this loss is due to the seasonality of its business) which was partially offset by the net income attributable to the minority shareholders of ITT Educational Services.

BUSINESS SEGMENTS

         Revenues, EBITDA and operating income, excluding the effects of overhead, restructuring charges, assets held for sale and minority equity, for each of ITT's three major business segments were as follows:

 THREE MONTHS ENDED MARCH 31, 1997                                   THREE MONTHS ENDED MARCH 31, 1996
------------------------------------                               -------------------------------------
                            OPERATING                                                          OPERATING
REVENUES        EBITDA        INCOME                               REVENUES       EBITDA        INCOME
--------        ------        ------                               --------       ------        ------
   $1,042         $117         $72       ....... Hotels .......      $966           $90          $56

         Hotels 1997 first quarter generated EBITDA of $117, a 30% increase over EBITDA of $90 in the 1996 quarter. Owned hotels continued to be the primary driver of this improved performance, with EBITDA increasing to $83 in the quarter from $67 a year ago. The EBITDA margin at these properties was 25% for the quarter compared with 22% in the 1996 quarter. In North America, the average daily rate at owned hotels increased 11%, to $172, and revenue per available room ("REVPAR") rose 11%, to $124. Worldwide owned hotels achieved average daily rate increases of 11%, to $156, while REVPAR increased 9%, to $110. Management continues to aggressively pursue profitable expansion opportunities while seeking cost saving initiatives in each of its market segments.

  THREE MONTHS ENDED MARCH 31, 1997                                 THREE MONTHS ENDED MARCH 31, 1996
-------------------------------------                              ------------------------------------
                            OPERATING                                                         OPERATING
REVENUES        EBITDA        INCOME                               REVENUES       EBITDA        INCOME
--------        ------        ------                               --------       ------        ------
    $263          $65          $47       ....... Gaming .......      $265           $71          $53

         Gaming's 1997 first quarter results, excluding assets held for sale, reflect EBITDA of $65 compared with $71 in the 1996 quarter. This decline is primarily related to the significant construction activity at Caesars Palace in Las Vegas, Nevada which is expected to be completed by year-end. Caesars Atlantic City in Atlantic City, New Jersey, continued to post impressive results with a 14% EBITDA increase, despite construction disruptions and a soft local gaming market.

  THREE MONTHS ENDED MARCH 31, 1997                                               THREE MONTHS ENDED MARCH 31, 1996
-------------------------------------                                            ------------------------------------
                            OPERATING                                                                       OPERATING
REVENUES        EBITDA        INCOME                                             REVENUES       EBITDA        INCOME
--------        ------        ------                                             --------       ------        ------
    $106           $18         $11       ....... Information Services .......      $97            $16           $9

         Revenues at ITT World Directories for the comparable quarters were basically unchanged as there are historically few directory publications in the first quarter, while EBITDA and operating income improved due to the benefits of continued cost containment.

         ITT Educational Services continued to grow its revenues and earnings during the quarter through tuition price increases, increased census and the introduction of new baccalaureate programs which attracted more applicants to its 59 post-secondary schools. Operating margins at ITT Educational Services benefited from improved results at new colleges opened over the last three years.

DISPOSITIONS

         At the two Gaming properties planned for disposition, The Desert Inn experienced a $22 EBITDA loss, due to a negative win percentage in baccarat and construction disruption, and The Sheraton Casino posted 1997 first quarter EBITDA of $3 compared to $6 in the 1996 quarter as a result of the continued effects of increased local competition.

LIQUIDITY AND CAPITAL RESOURCES

         The Corporation's EBITDA, excluding the 1997 first quarter restructuring charge and assets held for sale, increased 13% in the quarter reflecting strong earnings growth in Hotels and Information Services. Cash flows are expected to be sufficient to service indebtedness, satisfy tax obligations and fund maintenance capital expenditures and other liquidity needs. Additional liquidity needs are expected to be funded through traditional debt or equity financing, asset sales or any combination thereof.

         Cash from operating activities, as defined by SFAS No. 95 "Statement of Cash Flows," was strong in both quarters. The SFAS definition of cash from operating activities differs from EBITDA largely due to the inclusion of interest, income taxes and changes in working capital.

         On June 27,1996, the Corporation announced a capital expenditure program to upgrade and expand its existing gaming operations. Approximately $625 is expected to be invested at Caesars Palace and approximately $280 is expected to be invested at Caesars Atlantic City. The Corporation is also in the process of renovating The Desert Inn. This renovation commenced in 1995 and is expected to be completed in the third quarter of 1997 at a total cost of approximately $175. In addition to the expansion of existing gaming operations, the Corporation has announced that it will construct a riverboat casino and a hotel in Harrison County, Indiana at a cost of approximately $270. Construction on certain of these projects has commenced. Total capital expenditures related to these projects is estimated to be $900 and $290 in 1997 and 1998, respectively. The Corporation plans to finance this capital expenditure program from a combination of cash generated from operations, net proceeds received from the issuance of securities and the sale of non-strategic assets. These capital expenditures, and the timing of these capital expenditures, are dependent upon many factors, including business conditions during the construction period.

         The Corporation has entered into an agreement in principle to form a joint venture with Planet Hollywood to develop, own and operate "Planet Hollywood" themed hotel/casinos. The Corporation expects that the joint venture will initially develop a Planet Hollywood Hotel and Casino in Las Vegas, Nevada and later in Atlantic City, New Jersey, as market conditions warrant. Currently, the plans for these properties are in a preliminary stage, and the construction will be conditioned upon receipt of all necessary consents, permits and approvals. It is not currently anticipated that construction in Las Vegas would commence prior to the first quarter of 1998 or that construction in Atlantic City would commence prior to the first quarter of 2000. Although the Corporation and Planet Hollywood have entered into an agreement in principle, the Corporation and Planet Hollywood have not completed the negotiation of definitive documentation. While the Corporation believes these negotiations are in their final stages, there can be no assurances that definitive agreements relating to the joint venture will be executed or that any of the proposed projects will be commenced or completed.

         On February 11, 1997, the Corporation sold 3 million shares of capital stock of Alcatel Alsthom for approximately $300. On March 27, 1997, the Corporation sold its remaining 4.5 million shares of capital stock of Alcatel Alsthom for approximately $530. The proceeds from the March 27, 1997 sale were received on April 10, 1997. Proceeds from these sales were used for general corporate purposes, including debt reduction.

         On February 18, 1997, the Corporation received $169 as payment of the remaining amount necessary to equalize the partnership interests of Cablevision and ITT in MSG. On April 15, 1997, ITT entered into definitive documentation with respect to its previously announced agreement in principle to sell its 50% interest in MSG to Cablevision. The transaction is expected to be completed as early as June 1, 1997. Cablevision has received a commitment letter from The Chase Manhattan Bank for funding for the purchase and the closing is not subject to a financing condition. It is subject only to approval by the National Basketball Association and the National Hockey League and other customary closing conditions.

         Pursuant to a Partnership Interest Transfer Agreement dated as of April 15, 1997, among ITT, ITT Eden Corporation, ITT MSG, Inc., Cablevision, Rainbow Media Holdings, Inc., Rainbow Garden Corp., Garden L. P. Holding Corp., MSG Eden Corporation and MSG (the "Partnership Interest Transfer Agreement"), Cablevision will pay ITT $500 in cash at closing. ITT also has a "put" option to require Cablevision or MSG to purchase half of ITT's continuing interest in MSG for $75 on the first anniversary of the closing and the other half of this continuing interest for an additional $75 on the second anniversary of the closing (or, if the first option is not exercised, the entire continuing interest for $150). In addition, pursuant to an Aircraft Contribution Agreement dated as of April 15, 1997, among Garden L.P. Holding Corp., MSG Eden Corporation, ITT MSG, Inc., ITT Flight Operations, Inc. and MSG, ITT has agreed to contribute to MSG an ITT-owned aircraft which MSG has used for the Knicks and the Rangers. In consideration of the aircraft contribution, Cablevision has agreed to add an additional $19 to the exercise price of each of ITT's "put" options. The Partnership Interest Transfer Agreement also includes a "call" option requiring ITT to sell its remaining stake in MSG on the third anniversary of the closing at fair market value, but not below a minimum price based on the "put" prices.

         Capital expenditures totaled $187 in the 1997 first quarter, 24% and 72% at the Hotels and Gaming segments, respectively, compared with $86 in the 1996 first quarter, with 61% and 36% attributable to the Hotels and Gaming segments, respectively.

         External borrowings were $3.86 billion and $4.19 billion at March 31, 1997 and December 31, 1996, respectively. This decrease was funded primarily with proceeds related to the sale of ITT's interest in Alcatel Alsthom and the payment by Cablevision of the amount required to equalize its interest in MSG.

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


                                    ITT CORPORATION


                                    By /s/  J.F. Danski
                                       ------------------------------------
                                        J.F. Danski
                                        Senior Vice President and Controller
                                        (Principal Accounting Officer)



May 14, 1997

                                  EXHIBIT INDEX

EXHIBIT                            DESCRIPTION                                               LOCATION
-------                            -----------                                               --------
3.1         Restated Articles of
            Incorporation............................................      Incorporated by reference to Exhibit 3.1 to the
                                                                              Registrant's Amendment No. 1 to Form 10/A dated
                                                                              November 13, 1995 (File No. 1-13960).

3.2         Certificate of Amendment of Articles of Incorporation....      Incorporated by reference to Exhibit 1 to the
                                                                              Registrant's Current Report on Form 8-K dated December
                                                                              22, 1995 (File No. 1-13960).

3.3         Amended and Restated By-Laws.............................      Incorporated by reference to Exhibit 3.3 to the
                                                                              Registrant's Quarterly Report on Form 10-Q for the
                                                                              quarterly period ended June 30, 1996 (File No.
                                                                              1-13960).

4.1         Specimen common share certificate........................      Incorporated by reference to Exhibit 4.1 to the
                                                                              Registrant's Amendment No. 1 to Form 10/A dated
                                                                              November 13, 1995 (File No. 1-13960).

4.2         Rights Agreement dated as of November 1, 1995 between the
                Registrant and The Bank of New York .................      Incorporated by reference to Exhibit 4.4 to the
                                                                              Registrant's Amendment No. 1 to Form 10/A dated
                                                                              November 13, 1995 (File No. 1-13960).

4.3         Form of Certificate of Voting Powers, Preferences and
                Relative Participating, Optional and Other Special
                Rights and Qualifications, Limitations or Restrictions
                of Series A Participating Cumulative Preferred
                Stock................................................      Incorporated by reference to Exhibit 4.4 (attached as
                                                                              Exhibit A thereto) to the Registrant's Amendment No. 1
                                                                              to Form 10/A dated November 13, 1995 (File No.
                                                                              1-13960).

4.4         Form of Right Certificate...............................       Incorporated by reference to Exhibit 4.4 (attached as
                                                                              Exhibit B thereto) to the Registrant's Amendment No. 1
                                                                              to Form 10/A dated November 13, 1995 (File No.
                                                                              1-13960).

4.5         Other instruments defining rights of security holders,
                including indentures.................................      The Registrant hereby agrees to file with the Commission
                                                                              of any instrument defining the rights of long-term
                                                                              debt holders of the Registrant and its consolidated
                                                                              subsidiaries upon the request of the Commission.

10.1        Distribution Agreement among ITT Industries, Inc., the
                Registrant and ITT Hartford Group, Inc. .............      Incorporated by reference to Exhibit 10.1 to the
                                                                              Registrant's Annual Report on Form 10-K for the year
                                                                              ended December 31, 1995 (File No. 1-13960).

10.2        Intellectual Property License Agreement between and among
                ITT Industries, Inc., the Registrant and ITT Hartford
                Group, Inc...........................................      Incorporated by reference to Exhibit 10.2 to the
                                                                              Registrant's Annual Report on Form 10-K for the year
                                                                              ended December 31, 1995 (File No. 1-13960).

EXHIBIT                            DESCRIPTION                                               LOCATION
-------                            -----------                                               --------
10.3     Trademark Assignment Agreement between ITT Industries, Inc.
             and the Registrant ...........................             Incorporated by reference to Exhibit 10.3 to the
                                                                            Registrant's Annual Report on Form 10-K for the year
                                                                            ended December 31, 1995 (File No. 1-13960).

10.4     License Assignment Agreement between ITT Industries, Inc.
             and the Registrant ...........................             Incorporated by reference to Exhibit 10.4 to the
                                                                            Registrant's Annual Report on Form 10-K for the year
                                                                            ended December 31, 1995 (File No. 1-13960).

10.5     License Assignment Agreement among the Registrant, ITT
             Hartford Group, Inc. and Nutmeg Insurance
             Company......................................              Incorporated by reference to Exhibit 10.5 to the
                                                                            Registrant's Annual Report on Form 10-K for the year
                                                                            ended December 31, 1995 (File No. 1-13960).

10.6     License Assignment Agreement among the Registrant, Nutmeg
             Insurance Company and Hartford Fire Insurance Company      Incorporated by reference to Exhibit 10.6 to the
                                                                            Registrant's Annual Report on Form 10-K for the year
                                                                            ended December 31, 1995 (File No. 1-13960).

10.7     Tax Allocation Agreement among ITT Industries, Inc., the
             Registrant and ITT Hartford Group, Inc. ............       Incorporated by reference to Exhibit 10.7 to the
                                                                            Registrant's Annual Report on Form 10-K for the year
                                                                            ended December 31, 1995 (File No. 1-13960).

10.8     Employee Benefit Services and Liability Agreement
             among ITT Industries, Inc., the Registrant and ITT
             Hartford Group, Inc................................        Incorporated by reference to Exhibit 10.8 to the
                                                                            Registrant's Annual Report on Form 10-K for the year
                                                                            ended December 31, 1995 (File No. 1-13960).

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

10.10    Form of indemnification agreement with members of the Board
             of Directors.......................................        Incorporated by reference to Exhibit 10.10 to the
                                                                            Registrant's Form 10 dated September 18, 1995 (File No.
                                                                            1-13960).

10.11    Form of 1995 ITT Corporation Incentive Stock
              Plan..............................................        Incorporated by reference to Exhibit 10.11 to the
                                                                            Registrant's Form 10 dated September 18, 1995 (File No.
                                                                            1-13960).

10.12    Form of ITT Corporation Senior Executive Severance
              Pay Plan..........................................        Incorporated by reference to Exhibit 99.4 to the
                                                                            Registrant's Schedule 14D-9 dated February 12, 1997
                                                                            (File No. 1-13960).

EXHIBIT                            DESCRIPTION                                               LOCATION
-------                            -----------                                               --------
10.13     Form of R.V. Araskog employment agreement ...........         Incorporated by reference to Exhibit 10.13 to the
                                                                           Registrant's Form 10 dated September 18, 1995 (File No.
                                                                           1-13960).

10.14     364-Day Competitive Advance and Revolving Credit Facility
             Agreement dated as of November 5, 1996 among the
             Registrant, the lenders parties thereto and The Chase
             Manhattan Bank, as administrative agent...........         Incorporated by reference to Exhibit 10.14 to the
                                                                           Registrant's Quarterly Report on Form 10-Q for the
                                                                           quarterly period ended September 30, 1996 (File No.
                                                                           1-13960).

10.15     Five-Year Competitive Advance and Revolving Credit
             Facility Agreement dated as of November 5, 1996 among
             the Registrant, the lenders parties thereto and The
             Chase Manhattan Bank, as issuing bank and
             administrative agent .............................         Incorporated by reference to Exhibit 10.15 to the
                                                                           Registrant's Quarterly Report on Form 10-Q for the
                                                                           quarterly period ended September 30, 1996 (File No.
                                                                           1-13960).

10.16     First Amendment to Employment and Consulting Agreement
             dated as of December 19, 1995 between the Registrant
             and R.V. Araskog .................................         Incorporated by reference to Exhibit 99.2 to the
                                                                           Registrant's Schedule 14D-9 dated February 12, 1997 (File
                                                                           No. 1-13960).

11        Statement re computation of per share earnings.......         None.

12        Statement re computation of ratios...................         Filed herewith.


15        Letter re unaudited interim financial information.......      None.

18        Letter re change in accounting principles...............      None.


19        Report furnished to security holders....................      None.


13        Annual report to security holders.......................      None.


22        Published report regarding matters submitted to vote of
              security holders...................................       None.

EXHIBIT                            DESCRIPTION                                               LOCATION
-------                            -----------                                               --------
23        Consents of experts and counsel........................       None.

24        Power of attorney......................................       None.

27        Financial data schedule................................       Filed herewith.

99        Additional exhibits....................................       None.

99.1      Schedule 14D-9 of the Registrant dated February 12, 1997      Incorporated by reference to the Registrant's Schedule.
                                                                           14D-9 dated February 12, 1997 (File No. 1-13960).

99.2      Certain Information relating to the Private Securities
              Litigation Reform Act..............................       Incorporated by reference to Exhibit 99.2 to the
                                                                           Registrant's Annual Report on Form 10-K for the year
                                                                           ended December 31, 1996 (File No. 1-13960).