Form 10-Q
period 1997-06-30
ITT CORP /NV/
filed 1997-08-14
CIK 1001149

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                            ------------------------

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM
                             ------------------ TO
                               ------------------

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

                        TELEPHONE NUMBER: (212) 258-1000

                            ------------------------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of July 31, 1997, there were outstanding 116,636,190 shares of common stock, no par value, of the registrant.

================================================================================

                        ITT CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS

ITEM                                                                                     PAGE
----                                                                                     ----
     PART I
     FINANCIAL INFORMATION
  1  Financial Statements:
     Consolidated Income -- Second Quarter and Six Months Ended June 30, 1997 and
     1996..............................................................................    2
     Consolidated Balance Sheet -- June 30, 1997 and December 31, 1996.................    3
     Consolidated Cash Flow -- Six Months Ended June 30, 1997 and 1996.................    4
     Notes to Financial Statements.....................................................    5
     Business Segment Information......................................................    9
  2  Management's Discussion and Analysis of Financial Condition and Results of           10
     Operations........................................................................

     PART II
     OTHER INFORMATION
  6  Exhibits and Reports on Form 8-K..................................................   15
     Signature.........................................................................  II-1
     Exhibit Index.....................................................................  II-2

                                    PART I.

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     The following unaudited financial statements, in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, the results of operations and cash flow for the periods presented. For a description of accounting policies, see notes to financial statements in ITT Corporation's 1996 Annual Report on Form 10-K.

                        ITT CORPORATION AND SUBSIDIARIES

                              CONSOLIDATED INCOME
                         (IN MILLIONS EXCEPT PER SHARE)

                                                                             SIX MONTHS ENDED
                                                        SECOND QUARTER           JUNE 30,
                                                       -----------------     -----------------
                                                        1997       1996       1997       1996
                                                       ------     ------     ------     ------
Revenues.............................................  $1,775     $1,752     $3,215     $3,140
Costs and expenses:
  Salaries, benefits and other operating.............   1,268      1,242      2,343      2,260
  Selling, general and administrative................     210        203        413        410
  Restructuring charge...............................      --         --         58         --
  Depreciation and amortization......................      73         65        149        128
                                                       ------     ------     ------     ------
                                                        1,551      1,510      2,963      2,798
                                                       ------     ------     ------     ------
                                                          224        242        252        342
Interest expense, net................................     (55)       (54)      (110)      (118)
Gain on sale of Alcatel Alsthom shares...............      --         --        183         --
Gain on sale of investment in Madison Square
  Garden.............................................     200         --        200         --
Miscellaneous income (expense), net..................       2         10        (18)         8
                                                       ------     ------     ------     ------
                                                          371        198        507        232
Provision for income taxes...........................    (156)       (85)      (213)      (100)
Minority equity......................................     (16)       (17)       (15)       (16)
                                                       ------     ------     ------     ------
Net income...........................................  $  199     $   96     $  279     $  116
                                                       ======     ======     ======     ======
Earnings per share...................................  $ 1.69     $  .81     $ 2.37     $  .97
                                                       ======     ======     ======     ======
Weighted average common equivalent shares............   118.1      119.0      118.0      119.0
                                                       ======     ======     ======     ======

---------------
The accompanying notes to financial statements are an integral part of the above statement.

                        ITT CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                        (IN MILLIONS EXCEPT FOR SHARES)

                                                                        JUNE
                                                                        30,       DECEMBER 31,
                                                                        1997          1996
                                                                       ------     ------------
ASSETS
Current assets:
  Cash and cash equivalents..........................................  $  337        $  224
  Marketable securities..............................................      --           599
  Receivables, net...................................................     616           659
  Inventories........................................................      95           103
  Prepaid expenses and other.........................................     168           113
                                                                       -------      -------
     Total current assets............................................   1,216         1,698
Plant, property and equipment, net...................................   4,512         4,746
Investment in Madison Square Garden..................................      85           533
Other investments....................................................     350           387
Long-term receivables, net...........................................     215           186
Other assets.........................................................     421           367
Goodwill, net .......................................................   1,325         1,358
Net assets held for sale.............................................     339            --
                                                                       -------      -------
                                                                       $8,463        $9,275
                                                                       =======      =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...................................................  $  308        $  312
  Accrued expenses...................................................     576           551
  Notes payable and current maturities of long-term debt.............     239           297
  Other current liabilities..........................................     261           231
                                                                       -------      -------
     Total current liabilities.......................................   1,384         1,391
Long-term debt.......................................................   2,789         3,894
Deferred income taxes................................................     193           196
Other liabilities....................................................     480           430
Minority interest....................................................     271           290
                                                                       -------      -------
                                                                        5,117         6,201
                                                                       -------      -------
Stockholders' Equity:
  Common stock: authorized 200,000,000 shares, no par or stated
     value, outstanding 116,528,691 and 116,366,176 shares,
     respectively....................................................   2,903         2,897
  Cumulative translation adjustment..................................     (77)           (2)
  Unrealized loss on securities......................................      --           (62)
  Retained earnings..................................................     520           241
                                                                       -------      -------
     Total stockholders equity.......................................   3,346         3,074
                                                                       -------      -------
                                                                       $8,463        $9,275
                                                                       =======      =======

---------------
The accompanying notes to financial statements are an integral part of the above statement.

                        ITT CORPORATION AND SUBSIDIARIES

                             CONSOLIDATED CASH FLOW
                                 (IN MILLIONS)

                                                                            SIX MONTHS ENDED
                                                                                JUNE 30,
                                                                            ----------------
                                                                             1997      1996
                                                                            ------     -----
OPERATING ACTIVITIES
Net income................................................................  $  279     $ 116
Adjustments to net income:
  Depreciation and amortization...........................................     149       128
  Provision for doubtful receivables......................................      26        23
  Gain on divestments -- pretax...........................................    (411)      (20)
Changes in working capital:
  Receivables.............................................................     (24)      (20)
  Inventories.............................................................      --        (7)
  Accounts payable........................................................     (35)      (58)
  Accrued expenses........................................................      41       (42)
Accrued and deferred taxes................................................      27        13
Other, net................................................................     (32)       (3)
                                                                            ------     -----
  Cash from operating activities..........................................      20       130
                                                                            ------     -----
INVESTING ACTIVITIES
Additions to plant, property and equipment................................    (480)     (239)
Proceeds from divestments.................................................   1,597       219
Collection of note receivable from Cablevision Systems Corporation........     169        --
Acquisitions, net of acquired cash........................................     (29)      (75)
Other, net................................................................     (35)        6
                                                                            ------     -----
  Cash from/(used for) investing activities...............................   1,222       (89)
                                                                            ------     -----
FINANCING ACTIVITIES
Short-term debt, net......................................................     (22)       31
Long-term debt issued.....................................................      98       146
Long-term debt repaid.....................................................  (1,197)     (260)
Other, net................................................................      (5)       51
                                                                            ------     -----
  Cash used for financing activities......................................  (1,126)      (32)
                                                                            ------     -----
EXCHANGE RATE EFFECT ON CASH AND CASH EQUIVALENTS.........................      (3)       (1)
Increase in cash and cash equivalents.....................................     113         8
                                                                            ------     -----
Cash and cash equivalents -- Beginning of Period..........................     224       177
                                                                            ------     -----
Cash and Cash Equivalents -- End of Period................................  $  337     $ 185
                                                                            ======     =====
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest................................................................  $  113     $ 115
                                                                            ======     =====
  Income taxes............................................................  $  195     $  85
                                                                            ======     =====

---------------
The accompanying notes to financial statements are an integral part of the above statement.

                        ITT CORPORATION AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS
                     (DOLLARS IN MILLIONS EXCEPT PER SHARE)

BASIS OF PRESENTATION

     ITT Corporation ("ITT") is one of the world's largest hotel and gaming companies. ITT's principal lines of business are hotels, gaming and information services. The hotels segment is comprised of a worldwide hospitality network of over 420 full-service hotels serving three markets: luxury, upscale and mid-price. ITT's hotel operations are represented on every continent and in nearly every major world market. ITT's gaming operations are located in several key domestic jurisdictions. ITT also operates various hotel/casino ventures outside the United States. ITT's information services segment publishes telephone directories in certain countries outside the United States and owns and operates post-secondary educational institutions in the United States.

COMPREHENSIVE PLAN

     At a July 15, 1997 meeting of the Board of Directors of ITT, the Board approved a comprehensive plan (the "Comprehensive Plan"), which is designed to enhance the value of the ongoing investment of stockholders as well as further the interests of ITT's employees, creditors, customers and the economies and communities in which ITT operates. The major elements of the Comprehensive Plan are:

          (i) A tender offer to repurchase up to 30 million shares (or approximately 25.7% of all the outstanding shares) of ITT's common stock from the public for a price per share of $70, net to the seller in cash (the "Stock Tender Offer"). ITT commenced the Stock Tender Offer on July 17, 1997 and the Stock Tender Offer is currently scheduled to expire at 5:00 p.m., New York City time, on Tuesday, September 9, 1997, unless extended;

          (ii) the pro rata distribution to stockholders of ITT of all the shares of common stock of ITT Destinations, Inc. ("Destinations"), a new subsidiary that was formed to hold ITT's hotels and gaming business (the "Destinations Distribution");

          (iii) the pro rata distribution to stockholders of ITT of all the shares of common stock owned by ITT of ITT Educational Services, Inc. ("ITT Educational"), the subsidiary that operates ITT's post-secondary technical education business (the "ITT Educational Distribution" and, together with the Destinations Distribution, the "Distributions"); and

          (iv) the allocation of ITT's indebtedness between its hotels and gaming business and telephone directories publishing business in a manner that is appropriate for the credit capacity and capitalization requirement of each entity. In order to effect this allocation, ITT commenced a tender offer (the "Debt Tender Offer") for all of its outstanding public debt on August 11, 1997. The Debt Tender Offer is currently scheduled to expire at 5:00 p.m., New York City time, on Tuesday, September 9, 1997, unless extended.

     Consummation of the Comprehensive Plan is subject to receipt of certain regulatory and other approvals. Following the Distributions, ITT's only direct subsidiary will be ITT World Directories, Inc. ("ITT World Directories"), the subsidiary that operates ITT's telephone directories publishing business and it is expected that the company will change its name to "ITT Information Services, Inc."

GAMING OPERATIONS

     Casino revenues represent the net win from gaming wins and losses. Revenues exclude the retail value of rooms, food, beverage, entertainment and other promotional allowances provided on a complimentary basis to customers. The estimated retail value of such promotional allowances was $36 and $41 for the second quarter of 1997 and 1996, respectively, and $75 and $83 for the six months ended June 30, 1997 and 1996, respectively. The estimated cost of such promotional allowances was $29 and $28 for second quarter of 1997 and 1996, respectively, and $59 and $56 for the six months ended June 30, 1997 and 1996, respectively, and has been included in costs and expenses.

                        ITT CORPORATION AND SUBSIDIARIES

     Revenues and costs and expenses of the Gaming operations are comprised of the following:

                                                                             SIX MONTHS
                                                             SECOND             ENDED
                                                             QUARTER          JUNE 30,
                                                          -------------     -------------
                                                          1997     1996     1997     1996
                                                          ----     ----     ----     ----
    Revenues
      Gaming............................................  $242     $264     $473     $526
      Rooms.............................................    17       18       33       36
      Food and beverage.................................    18       19       36       39
      Other operations..................................    26       30       53       54
                                                          ----     ----     ----     ----
              Total.....................................  $303     $331     $595     $655
                                                          ====     ====     ====     ====
    Cost and Expenses
      Gaming............................................  $144     $151     $296     $302
      Rooms.............................................     6        7       12       13
      Food and beverage.................................    17       19       34       35
      Other operations..................................    14       12       28       25
      Selling, general and administrative...............    41       48       91      105
      Depreciation and amortization.....................    20       18       41       39
      Provision for doubtful accounts...................     4        7       14       14
                                                          ----     ----     ----     ----
              Total.....................................  $246     $262     $516     $533
                                                          ====     ====     ====     ====

INVESTMENT IN MADISON SQUARE GARDEN

     On April 15, 1997, ITT entered into a Partnership Interest Transfer Agreement (the "Partnership Interest Transfer Agreement") among ITT, ITT Eden Corporation, ITT MSG Inc., Cablevision Systems Corporation ("Cablevision"), Rainbow Media Holdings Inc., Rainbow Garden Corp., Garden L.P. Holding Corp., MSG Eden Corporation and Madison Square Garden L.P. ("MSG"). Pursuant to the Partnership Interest Transfer Agreement, Cablevision paid ITT $500 in cash on June 17, 1997. ITT also has a "put" option to require Cablevision or MSG to purchase half of ITT's continuing interest in MSG for $75 on June 17, 1998 and the other half of this continuing interest for an additional $75 on June 17, 1999 (or, if the first option is not exercised, the entire continuing interest for $150). In addition, pursuant to an Aircraft Contribution Agreement dated as of April 15, 1997, among Garden L.P. Holding Corp., MSG Eden Corporation, ITT MSG Inc., ITT Flight Operations, Inc. and MSG, ITT has agreed to contribute to MSG an ITT-owned aircraft which MSG has used for the Knicks and the Rangers. In consideration of the aircraft contribution, Cablevision has agreed to add an additional $19 to the exercise price of each of ITT's "put" options. The Partnership Interest Transfer Agreement also includes a "call" option requiring ITT to sell its remaining stake in MSG on June 17, 2000 at fair market value, but not below a minimum price based on the "put" prices.

NEW ACCOUNTING PRONOUNCEMENT

     In March 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings per Share," which is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. SFAS No. 128 requires replacement of primary and fully diluted earnings per share with basic and diluted earnings per share. The impact of SFAS No. 128 to ITT's current presentation is immaterial for all periods presented.

                        ITT CORPORATION AND SUBSIDIARIES

RECLASSIFICATIONS

     Certain amounts in the 1996 financial statements have been reclassified to conform to the current year presentation.

NET ASSETS HELD FOR SALE

     On April 29, 1997, ITT announced its intention to sell two of its Gaming properties: The Desert Inn Resort & Casino in Las Vegas, Nevada ("The Desert Inn"), and The Sheraton Casino in Tunica, Mississippi. For financial reporting purposes, the assets and liabilities attributable to these two properties have been classified in the Consolidated Balance Sheet as "Net assets held for sale".

     On August 1, 1997, ITT Sheraton Corporation entered into an agreement in principle with Davis Gaming, L.L.C. ("Davis Gaming"), a Delaware limited liability company owned by Marvin Davis, to form two 50/50 joint ventures to own The Desert Inn and the 34 acre parcel of land adjacent to The Desert Inn. The Desert Inn and the 34 acre parcel of land are currently owned by a subsidiary of ITT. Under the terms of the agreement in principle, ITT will receive $250 in cash, including a $150 cash payment from Davis Gaming and $100 from the proceeds of new debt issued by the Desert Inn joint venture. ITT, through its Caesars World, Inc. subsidiary, will manage The Desert Inn for a period of ten-years with an option to extend the management contract for an additional ten-year period. Over the next two years, the joint venture partners will consider the feasibility of developing a new hotel and casino on the 34 acre parcel. Should the decision be made to proceed, ITT will also manage the new property. At the insistence of Davis Gaming, the transaction documentation will include certain "change of control" provisions.

     This transaction, which is subject to the execution of definitive agreements, due diligence and certain other customary closing conditions, is expected to be completed by November 1, 1997. ITT's rights under the transaction will be retained by Destinations after the completion of the Distributions.

SUBSEQUENT EVENTS

     On July 15, 1997, ITT entered into a definitive agreement with an affiliate of Clayton, Dubilier & Rice, Inc. ("CDR") to purchase following the Distributions approximately 32.9% of ITT and warrants to purchase shares representing an additional 13.7% of the outstanding common stock of ITT for aggregate consideration of $225. The warrants will have a ten year term and permit CDR to buy common stock of ITT at a 50% premium to CDR's initial purchase price. Consummation of this transaction is subject to certain conditions including, among other things, completion of the Distributions and approval of ITT's stockholders (which will be sought following the Distributions).

     In addition, on July 15, 1997, ITT purchased from a subsidiary of BellSouth Corporation for $254 the 20% minority interest in ITT World Directories, bringing its ownership of this entity to 100%.

THE HILTON OFFER

     On January 31, 1997, Hilton Hotels Corporation ("Hilton") commenced a tender offer for approximately 50.1% of the outstanding shares of ITT's common stock (the "Hilton Tender Offer") at $55 per share, net to the seller in cash and without interest, upon the terms and subject to the conditions set forth in the Offer to Purchase dated January 31, 1997 and the related Letter of Transmittal. On August 7, 1997, Hilton amended the Hilton Tender Offer to increase the offered purchase price to $70 per share. The Hilton Tender Offer has been extended to August 29, 1997.

     Hilton has announced that, if the Hilton Tender Offer succeeds, it will obtain the entire equity interest in ITT by merging ITT with Hilton or a subsidiary of Hilton (such merger, together with the Hilton Tender Offer, the "Hilton Transaction") in a transaction pursuant to which all shares not tendered and purchased

                        ITT CORPORATION AND SUBSIDIARIES
pursuant to the Hilton Tender Offer (other than shares owned by Hilton and its subsidiaries or held in ITT's treasury) would be converted into the right to receive a number of shares of Hilton common stock, par value $2.50 per share, having a nominal value of $70 per share, subject to unspecified collar provisions. The Hilton Transaction is more fully described in the Tender Offer Statement on Schedule 14D-1 filed by Hilton with the Securities and Exchange Commission.

                          BUSINESS SEGMENT INFORMATION
                                 (IN MILLIONS)

     Business segment information is as follows:

               REVENUES                                                                INCOME
---------------------------------------                                    -------------------------------
     SECOND                                                                   SECOND
     QUARTER             SIX MONTHS                                           QUARTER         SIX MONTHS
-----------------     -----------------                                    -------------     -------------
 1997       1996       1997       1996                                     1997     1996     1997     1996
------     ------     ------     ------                                    ----     ----     ----     ----
$1,178     $1,120     $2,220     $2,086   Hotels.........................  $109     $102     $181     $158
   251        269        514        534   Gaming.........................    51       64       98      117
   294        301        400        398   Information Services...........    82       94       93      103
           ------     ------     ------                                    ----     ----     ----     ----
 1,723      1,690      3,134      3,018   Ongoing Segments...............   242      260      372      378
    52         62         81        122   Dispositions...................     4        6      (20)      13
           ------     ------     ------                                    ----     ----     ----     ----
 1,775      1,752      3,215      3,140   Total Segments.................   246      266      352      391
    --         --         --         --   Restructuring charge...........    --       --      (58)      --
    --         --         --         --   Other..........................   (22)     (24)     (42)     (49)
           ------     ------     ------                                    ----     ----     ----     ----
 1,775      1,752      3,215      3,140                                     224      242      252      342
                                          Interest expense, net..........   (55)     (54)    (110)    (118)
                                          Gain on sale of Alcatel
                                          Alsthom........................    --       --      183       --
                                          Gain on sale of investment in
                                          Madison Square Garden..........   200       --      200       --
                                          Miscellaneous income
                                          (expense), net.................     2       10      (18)       8
                                          Provision for income taxes.....  (156)     (85)    (213)    (100)
                                          Minority equity................   (16)     (17)     (15)     (16)
           ------     ------     ------                                    ----     ----     ----     ----
$1,775     $1,752     $3,215     $3,140                                    $199     $ 96     $279     $116
           ======     ======     ======                                    ====     ====     ====     ====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLAR AMOUNTS ARE IN MILLIONS UNLESS OTHERWISE STATED)

  Three months ended June 30, 1997 compared with three months ended June 30,
1996

     Revenues of $1,775 in the 1997 second quarter increased 1% compared with $1,752 in the corresponding 1996 quarter. Hotel revenues, which increased 5% due to strong average daily rate gains, were the primary driver of this improvement. Excluding the results of the two gaming properties planned for disposition, Gaming revenues decreased 7% due to the impacts of the continuing construction projects at Caesars Palace in Las Vegas, Nevada, and Caesars Atlantic City in Atlantic City, New Jersey. Revenues at ITT Educational increased 13% due to strong gains in total student enrollment over the past year. Revenues at ITT World Directories decreased 6% due in large part to the unfavorable effects of currency exchange.

     Salaries, benefits and other operating expenses increased 2% in the quarter to $1,268 from $1,242 in the 1996 quarter. This increase primarily reflected the additional costs of certain hotel properties acquired in the second half of 1996. Selling, general and administrative expenses increased 3% in the 1997 second quarter to $210 compared with $203 in the 1996 second quarter. This increase was also primarily caused by the additional hotel properties, which more than offset a 5% decrease in the Gaming segment.

     Excluding the results of assets held for sale, earnings before interest, taxes, depreciation and amortization ("EBITDA") were $289 in the 1997 quarter compared with $297 in the 1996 quarter. Significant increases in average room rates, particularly in owned and leased properties, and the benefits of hotel acquisitions were more than offset by the unfavorable effects of currency exchange at ITT World Directories and construction impacts at Caesars Palace and Caesars Atlantic City. Depreciation and amortization increased 12% compared with the prior period due primarily to the impact of hotel acquisitions. Operating income decreased 7% in the quarter due to unfavorable effects of currency exchange and the continued construction impacts at Caesars Palace and Caesars Atlantic City.

     Net interest expense was essentially unchanged as compared with the 1996 quarter. Excluding $6 of interest income on the Cablevision note included in 1996 results, interest expense decreased 8%. This decrease is due to lower average debt balances resulting from the receipt of the proceeds from the sale of ITT's remaining interest in Alcatel Alsthom and a majority of its investment in MSG.

     Miscellaneous expense reflects $9 for costs associated with the Hilton Transaction. ITT recorded a pre-tax gain of $200 related to the sale of a majority of its interest in MSG.

     Income tax expense increased in the 1997 quarter on higher pretax earnings due to the MSG sale. The minority equity represents the net income attributable to the minority shareholders of ITT World Directories, ITT Educational and Ciga S.p.A. and was essentially unchanged compared with the prior period.

     Business Segments -- Revenues, EBITDA and operating income, excluding the effects of overhead, restructuring charges, assets held for sale and minority equity, for each of ITT's three major business segments were as follows:

THREE MONTHS ENDED JUNE 30, 1997                            THREE MONTHS ENDED JUNE 30, 1996
---------------------------------                           ---------------------------------
                        OPERATING                                                   OPERATING
REVENUES     EBITDA      INCOME                             REVENUES     EBITDA      INCOME
--------     ------     ---------                           --------     ------     ---------
 $1,178       $153        $ 109     ....... Hotels .......   $1,120       $140        $ 102

     Hotels' 1997 second quarter generated EBITDA of $153, a 9% increase over $140 in the 1996 quarter. Owned and leased hotels continued to be the primary driver of this improved performance, with EBITDA increasing to $117 in the quarter from $110 a year ago. The EBITDA margin at these properties was 29% for the quarter, which was unchanged from the 1996 quarter. In North America, the average daily rate at owned and leased hotels increased 10%, to $170, and revenue per available room

("REVPAR") rose 10%, to $127. Management continues to aggressively pursue profitable expansion opportunities while seeking cost saving initiatives in each of its market segments.

THREE MONTHS ENDED JUNE 30, 1997                            THREE MONTHS ENDED JUNE 30, 1996
---------------------------------                           ---------------------------------
                        OPERATING                                                   OPERATING
REVENUES     EBITDA      INCOME                             REVENUES     EBITDA      INCOME
--------     ------     ---------                           --------     ------     ---------
  $251        $ 67         $51      ....... Gaming .......    $269        $ 78         $64

     Gaming's 1997 second quarter results reflect EBITDA of $67 compared with $78 in the 1996 quarter. This decline is primarily related to the significant construction activity at Caesars Palace and at Caesars Atlantic City, which is expected to be completed by year-end.

THREE MONTHS ENDED JUNE 30, 1996                            THREE MONTHS ENDED JUNE 30, 1996
---------------------------------                           ---------------------------------
                        OPERATING                                                   OPERATING
REVENUES     EBITDA      INCOME                             REVENUES     EBITDA      INCOME
--------     ------     ---------                           --------     ------     ---------
                                  ... Information
  $294        $ 89         $82    Services ................   $301        $101         $94

     Results at ITT World Directories reflect lower revenues, EBITDA and operating income due to unfavorable effects of currency exchange and slightly higher distribution and marketing costs at certain of its operating units.

     ITT Educational continued to grow its revenues and earnings during the quarter through increased student enrollment due to the introduction of new baccalaureate programs and expanded curricula offerings. Operating margins at ITT Educational benefited from improved results at new colleges opened over the last three years and controlled expense growth.

  Six months ended June 30, 1997 compared with six months ended June 30, 1996

     Revenues of $3,215 in the 1997 period increased 2% compared with $3,140 in the corresponding 1996 period. Hotel revenues, which increased 6% due to strong average daily rate gains, were the primary driver of this improvement. Excluding the results of the two gaming properties planned for disposition, Gaming revenues decreased 4% due to the impacts of the continued construction projects at Caesars Palace and Caesars Atlantic City. Revenues at ITT Educational increased 13% due to strong gains in total student enrollment over the prior period and tuition price increases. Revenues at ITT World Directories decreased 4% due primarily to the unfavorable effects of currency exchange.

     Salaries, benefits and other operating expenses increased 4% in the period to $2,343 from $2,260 in the 1996 period. This increase primarily reflects the costs of acquired hotel properties. Selling, general and administrative expenses increased 1% in the period to $413 from $410 in the 1996 period. This increase is attributable to hotel property additions, whose impact more than offset a decrease in the Gaming segment. Included in the 1997 six month period is a restructuring charge of $58 for severance and other costs to streamline ITT's World Headquarters operations. Excluding the impact of this restructuring charge, selling, general and administrative expenses increased 1% in the period.

     Excluding the results of assets held for sale and the 1997 restructuring charge described above, EBITDA was $471 in the 1997 period compared with $450 in the 1996 period, a 5% improvement. This improvement reflects significant increases in average room rates, particularly in owned and leased properties, and the benefits of hotel acquisitions somewhat offset by the unfavorable effects of currency exchange at ITT World Directories and construction impacts at Caesars Palace and Caesars Atlantic City. Depreciation and amortization increased 16% compared with the prior period due primarily to the impact of hotel acquisitions. Operating income was unchanged from the prior period.

     Net interest expense decreased to $110 in the 1997 period from $118 in the 1996 period. Excluding $6 of interest income on the Cablevision note included in the second quarter 1996 results, interest expense decreased 11%. This decrease is due to lower average debt balances from asset dispositions (see "-- Liquidity and Capital Resources" for a more detailed discussion of these asset dispositions).

     Miscellaneous expense reflects $29 for costs associated with the Hilton Transaction. ITT recorded a pre-tax gain of $200 related to the sale of a majority of its interest in MSG and a pre-tax gain of $183 related to the sale of its remaining interest in Alcatel Alsthom.

     Income tax expense increased in the 1997 period on higher pretax earnings due to the sales of a majority of ITT's interest in MSG and its remaining interest in Alcatel Alsthom. The minority equity represents the net income attributable to the minority shareholders of ITT World Directories, ITT Educational and Ciga S.p.A. and was essentially unchanged compared with the prior period.

     Business Segments -- Revenues, EBITDA and operating income, excluding the effects of overhead, restructuring charges, assets held for sale and minority equity, for each of ITT's three major business segments were as follows:

 SIX MONTHS ENDED JUNE 30, 1997                              SIX MONTHS ENDED JUNE 30, 1996
---------------------------------                           ---------------------------------
                        OPERATING                                                   OPERATING
REVENUES     EBITDA      INCOME                             REVENUES     EBITDA      INCOME
--------     ------     ---------                           --------     ------     ---------
 $2,220       $270        $ 181     ....... Hotels .......   $2,086       $230        $ 158

     Hotels generated EBITDA of $270 in the 1997 six month period, a 17% increase over $230 in the 1996 period. Owned and leased hotels continued to be the primary driver of this improved performance, with EBITDA increasing to $200 in the period from $177 a year ago. The EBITDA margin at these properties was 27% for the period, compared with 26% in the 1996 period. In North America, the average daily rate at owned hotels increased 10%, to $171, and REVPAR rose 10%, to $125.

 SIX MONTHS ENDED JUNE 30, 1997                              SIX MONTHS ENDED JUNE 30, 1996
---------------------------------                           ---------------------------------
                        OPERATING                                                   OPERATING
REVENUES     EBITDA      INCOME                             REVENUES     EBITDA      INCOME
--------     ------     ---------                           --------     ------     ---------
  $514        $132         $98      ....... Gaming .......    $534        $149        $ 117

     Gaming's 1997 six month results, reflect EBITDA of $132 compared with $149 in the 1996 period. This decline is primarily related to the significant construction activity at Caesars Palace and at Caesars Atlantic City, which is expected to be completed by year-end.

 SIX MONTHS ENDED JUNE 30, 1997                              SIX MONTHS ENDED JUNE 30, 1996
---------------------------------                           ---------------------------------
                        OPERATING                                                   OPERATING
REVENUES     EBITDA      INCOME                             REVENUES     EBITDA      INCOME
--------     ------     ---------                           --------     ------     ---------
                                  ... Information
  $400        $107         $93    Services ................   $398        $117        $ 103

     Results at ITT World Directories reflect lower revenues, EBITDA and operating income due to unfavorable effects of currency exchange and slightly higher distribution and marketing costs at certain of its operating units.

     ITT Educational continued to grow its revenues and earnings during the period through increased student enrollment due to the introduction of new baccalaureate programs and expanded curricula offerings and tuition price increases. Operating margins at ITT Educational benefited from improved results at new colleges opened over the last three years and controlled expense growth.

DISPOSITIONS

     At the two Gaming properties planned for disposition, The Desert Inn in Las Vegas, Nevada, experienced a $17 EBITDA loss in the six months ended June 30, 1997 compared with EBITDA of $1 in the 1996 period. This loss was due to a negative win percentage in bacarrat in the first quarter and construction disruption. The Sheraton Casino in Tunica, Mississippi, posted EBITDA of $6 for the six months ended June 30, 1997 compared with $11 in the 1996 period. The effects of increased local competition continued to depress results at this property. On August 1, 1997, ITT Sheraton Corporation entered into an agreement in principle with Davis Gaming to form two 50/50 joint ventures to own The Desert Inn and the 34 acre parcel of land adjacent to the Desert Inn. A description of this agreement in principle is contained in the notes to the financial statements contained in this Form 10-Q under "Net Assets Held For Sale".

LIQUIDITY AND CAPITAL RESOURCES

     ITT expects to arrange credit facilities to provide borrowings to Destinations and borrowings and proceeds from debt securities issuances of ITT World Directories and its subsidiaries necessary to consummate the Tender Offers and repayment of certain other indebtedness and to provide working capital to each company following the Distributions. ITT has received a letter from The Chase Manhattan Bank and Chase Securities Inc. stating that they are highly confident that they will be able to arrange these borrowings in amounts sufficient to consummate the Tender Offers and other elements of the Comprehensive Plan.

     Upon the consummation of the Distributions and the Tender Offers, Destinations and ITT will be more leveraged than ITT was prior to the consummation of the Distributions and will have indebtedness that is substantial in relation to stockholders' equity. This high degree of leverage could have important consequences for stockholders, including the following: (i) ITT's and Destinations' ability to obtain additional financing on favorable terms may be impaired in the future; (ii) a substantial portion of ITT's and Destinations' cash flow from operations will be dedicated to the payment of principal and interest on their indebtedness, thereby reducing the funds available for other purposes; (iii) covenants contained in the credit facilities or other financing agreements may restrict ITT's and Destinations' ability to dispose of assets, incur additional indebtedness, repay other indebtedness or amend other debt instruments, pay dividends, create liens on assets, make investments or acquisitions, engage in mergers or consolidations, make capital expenditures, or engage in other corporate activities; (iv) ITT and Destinations may be more leveraged than some of their respective competitors, which may place them at a competitive disadvantage; and (v) ITT's and Destinations' substantial degree of leverage may hinder their ability to adjust rapidly to changing market conditions and could make them more vulnerable in the event of a downturn in general economic conditions or in their businesses.

     ITT's and Destinations' ability to make scheduled payments or refinance their obligations with respect to their indebtedness will depend on their financial and operating performance, which, in turn, is subject to prevailing economic conditions and to certain financial, business and other factors beyond ITT's and Destinations' control. If cash flow and capital resources are insufficient to fund its debt service obligations, ITT and Destinations may be forced to reduce or delay planned expansion and capital expenditures, sell assets, obtain additional equity capital or restructure their debt. In addition, certain states' laws contain restrictions on the ability of companies engaged in the gaming business to undertake certain financing transactions. Such restrictions may prevent Destinations from obtaining necessary capital in a timely manner. Although the management of ITT and Destinations believe that ITT's and Destinations' cash flow will be adequate to meet interest and principal payments, there can no assurances that operating results, cash flow and capital resources will be sufficient for payment of their indebtedness in the future.

     ITT's EBITDA, excluding assets held for sale and the 1997 first quarter restructuring charge, increased 5% reflecting strong earnings growth in Hotels. Cash flows are expected to be sufficient to service indebtedness, satisfy tax obligations and fund maintenance capital expenditures and other liquidity needs. Currently unanticipated liquidity needs would be expected to be funded through traditional debt or equity financing, asset sales or any combination thereof.

     Cash from operating activities, as defined by SFAS No. 95 "Statement of Cash Flows" and excluding the impacts of divestments was strong in both periods. The SFAS definition of cash from operating activities differs from EBITDA largely due to the inclusion of interest, income taxes and changes in working capital.

     On June 27,1996, ITT announced a capital expenditure program to upgrade and expand its existing gaming operations. Approximately $495 is expected to be invested at Caesars Palace and approximately $280 is expected to be invested at Caesars Atlantic City. ITT is also in the process of renovating The Desert Inn. This renovation commenced in 1995 and is expected to be completed in the third quarter of 1997 at a total cost of approximately $175. In addition to the expansion of existing gaming operations, ITT is constructing a riverboat casino and a hotel in Harrison County, Indiana, at a cost of approximately $270.

Construction on certain of these projects has commenced. Total capital expenditures related to these projects is estimated to be $840 and $270 in 1997 and 1998, respectively. Destinations plans to finance this capital expenditure program from a combination of cash generated from operations, net proceeds received from the issuance of securities and the sale of non-strategic assets. These capital expenditures, and the timing of these capital expenditures, are dependent upon many factors, including business conditions during the construction period. Major construction projects, such as the program described above, entail significant risks, including shortages of skilled labor or materials, unforeseen environmental, engineering or geological problems, work stoppages and weather interference, all of which could result in unanticipated cost increases and delays.

     ITT has entered into an agreement in principle to form a joint venture with Planet Hollywood International, Inc. ("Planet Hollywood") to develop, own and operate "Planet Hollywood" themed hotel/casinos. ITT expects that the joint venture will initially develop a Planet Hollywood Hotel and Casino in Las Vegas, Nevada, and later in Atlantic City, New Jersey, as market conditions warrant. Although ITT and Planet Hollywood have entered into an agreement in principle, ITT and Planet Hollywood have not completed the negotiation of definitive documentation.

     On February 11, 1997, ITT sold 3 million shares of capital stock of Alcatel Alsthom for approximately $300. On March 27, 1997, ITT sold its remaining 4.5 million shares of capital stock of Alcatel Alsthom for approximately $530. Proceeds from these sales were used for general corporate purposes, including debt reduction.

     On February 18, 1997, ITT received $169 as payment of the remaining amount necessary to equalize the partnership interests of Cablevision and ITT in MSG. On July 17, 1997, ITT closed the first transfer under the Partnership Interest Transfer Agreement. At such closing, MSG redeemed a portion of ITT's interest in MSG, such that after such redemption ITT owned an 11.5% limited partnership interest in MSG, for $493.5, and the general partner of MSG redeemed all of the shares of its capital stock owned by ITT for $6.5. In addition, at such closing, Cablevision caused SportsChannel Associates, a New York general partnership, to be contributed as a capital contribution to MSG, which diluted ITT's limited partnership interest in MSG to 10.2%. ITT has a "put" option to require Cablevision to purchase (or cause MSG to redeem) half of ITT's continuing interest in MSG for $75 on June 17, 1998 and ITT's other half of this continuing interest for an additional $75 (or if the first "put" is not exercised on June 17, 1998, ITT's entire continuing interest for $150) on June 17, 1999. On June 17, 2000, Cablevision has the right to purchase (or cause MSG to redeem) ITT's remaining interest in MSG at a price determined by an investment banking firm to be fair market value, subject to a floor price equal to the proportionate "put" price. In addition, Cablevision has the right to purchase (or cause MSG or redeem) ITT's remaining interest in MSG upon a "change of control" (as defined in the MSG Agreement) of ITT, at a price equal to the proportionate "put" price, payable, at Cablevision's election, in cash or debt securities of Cablevision. ITT also has the right to cause to be contributed as a capital contribution to MSG an aircraft owned by ITT a value of $38. If ITT causes such contribution to occur, each of the "put" prices will be increased by $19 (or if the first "put" option is not exercised, $38) and the floor price in respect of Cablevision's third-year call right and the price payable upon the exercise of Cablevision's change of control call right will be correspondingly increased. In the event Cablevision does not exercise its third-year call right, ITT's percentage interest in MSG will be increased to reflect a capital contribution to MSG of $38 due to the contribution of the aircraft.

     On May, 12, 1997, ITT and Dow Jones & Co. signed a definitive agreement to sell WBIS+, Channel 31 in New York City, to Paxson Communications Corporation ("Paxson") for a purchase price of approximately $258. The closing of the sale of WBIS+ is subject to regulatory approval, and is expected to occur in the fourth quarter of 1997. Paxson currently provides the station's programming under a time brokerage agreement until the transaction closes.

     On June 30, 1997, the ITT sold to FelCor Suite Hotels, Inc. five Sheraton hotels for $200 in cash and retained a 20-year contract to manage these hotels, subject to a limited change of control provision.

     Capital expenditures totaled $480 in the 1997 six month period, 23% and 74% at the Hotels and Gaming segments, respectively, compared with $239 in the 1996 six month period, with 51% and 34% attributable to the Hotels and Gaming segments, respectively.

     External borrowings were $3.03 billion and $4.19 billion at June 30, 1997 and December 31, 1996, respectively. This decrease was funded primarily with proceeds related to the sale of ITT's interest in Alcatel Alsthom, the payment by Cablevision of the amount required to equalize its interest in MSG and the sale of a majority of ITT's investment in MSG.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) See the Exhibit Index for a list of exhibits filed herewith.

     (b) There were no reports on Form 8-K filed by ITT during the quarter for which this report is filed.

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

                                          ITT CORPORATION

                                          By        /s/ J.F. DANSKI
                                            ------------------------------------
                                                        J.F. Danski
                                            Senior Vice President and Controller
                                               (Principal Accounting Officer)

August 14, 1997

                                 EXHIBIT INDEX

EXHIBIT                DESCRIPTION                                      LOCATION
-------   --------------------------------------    -------------------------------------------------
   3.1    Restated Articles of Incorporation....    Incorporated by reference to Exhibit 3.1 to the
                                                    Registrant's Amendment No. 1 to Form 10/A dated
                                                    November 13, 1995 (File No. 1-13960).
   3.2    Certificate of Amendment of Articles
          of Incorporation......................    Incorporated by reference to Exhibit 1 to the
                                                    Registrant's Current Report on Form 8-K dated
                                                    December 22, 1995 (File No. 1-13960).
   3.3    Amended and Restated By-Laws..........    Incorporated by reference to Exhibit 3.3 to the
                                                    Registrant's Quarterly Report on Form 10-Q for
                                                    the quarterly period ended June 30, 1996 (File
                                                    No. 1-13960).
   4.1    Specimen common share certificate.....    Incorporated by reference to Exhibit 4.1 to the
                                                    Registrant's Amendment No. 1 to Form 10/A dated
                                                    November 13, 1995 (File No. 1-13960).
   4.2    Rights Agreement dated as of November
          1, 1995 between the Registrant and The
          Bank of New York......................    Incorporated by reference to Exhibit 4.4 to the
                                                    Registrant's Amendment No. 1 to Form 10/A dated
                                                    November 13, 1995 (File No. 1-13960).
   4.3    Form of Certificate of Voting Powers,
          Preferences and Relative
          Participating, Optional and Other
          Special Rights and Qualifications,
          Limitations or Restrictions of Series
          A Participating Cumulative Preferred
          Stock.................................    Incorporated by reference to Exhibit 4.4
                                                    (attached as Exhibit A thereto) to the
                                                    Registrant's Amendment No. 1 to Form 10/A dated
                                                    November 13, 1995 (File No. 1-13960).
   4.4    Form of Right Certificate.............    Incorporated by reference to Exhibit 4.4
                                                    (attached as Exhibit B thereto) to the
                                                    Registrant's Amendment No. 1 to Form 10/A dated
                                                    November 13, 1995 (File No. 1-13960).
   4.5    Other instruments defining rights of
          security holders, including
          indentures............................    The Registrant hereby agrees to file with the
                                                    Commission a copy of any instrument defining the
                                                    rights of long-term debt holders of the
                                                    Registrant and its consolidated subsidiaries upon
                                                    the request of the Commission.
  10.1    Distribution Agreement among ITT
          Industries, Inc., the Registrant and
          ITT Hartford Group, Inc...............    Incorporated by reference to Exhibit 10.1 to the
                                                    Registrant's Annual Report on Form 10-K for the
                                                    year ended December 31, 1995 (File No. 1-13960).

EXHIBIT                DESCRIPTION                                      LOCATION
-------   --------------------------------------    -------------------------------------------------
  10.2    Intellectual Property License
          Agreement between and among ITT
          Industries, Inc., the Registrant and
          ITT Hartford Group, Inc...............    Incorporated by reference to Exhibit 10.2 to the
                                                    Registrant's Annual Report on Form 10-K for the
                                                    year ended December 31, 1995 (File No. 1-13960).
  10.3    Trademark Assignment Agreement between
          ITT Industries, Inc. and the
          Registrant............................    Incorporated by reference to Exhibit 10.3 to the
                                                    Registrant's Annual Report on Form 10-K for the
                                                    year ended December 31, 1995 (File No. 1-13960).
  10.4    License Assignment Agreement between
          ITT Industries, Inc. and the
          Registrant............................    Incorporated by reference to Exhibit 10.4 to the
                                                    Registrant's Annual Report on Form 10-K for the
                                                    year ended December 31, 1995 (File No. 1-13960).
  10.5    License Assignment Agreement among the
          Registrant, ITT Hartford Group, Inc.
          and Nutmeg Insurance Company..........    Incorporated by reference to Exhibit 10.5 to the
                                                    Registrant's Annual Report on Form 10-K for the
                                                    year ended December 31, 1995 (File No. 1-13960).
  10.6    License Assignment Agreement among the
          Registrant, Nutmeg Insurance Company
          and Hartford Fire Insurance Company...    Incorporated by reference to Exhibit 10.6 to the
                                                    Registrant's Annual Report on Form 10-K for the
                                                    year ended December 31, 1995 (File No. 1-13960).
  10.7    Tax Allocation Agreement among ITT
          Industries, Inc., the Registrant and
          ITT Hartford Group, Inc...............    Incorporated by reference to Exhibit 10.7 to the
                                                    Registrant's Annual Report on Form 10-K for the
                                                    year ended December 31, 1995 (File No. 1-13960).
10.8..    Employee Benefit Services and
          Liability Agreement among ITT
          Industries, Inc., the Registrant and
          ITT Hartford Group, Inc...............    Incorporated by reference to Exhibit 10.8 to the
                                                    Registrant's Annual Report on Form 10-K for the
                                                    year ended December 31, 1995 (File No. 1-13960).
  10.9    Form of ITT Corporation 1996
          Restricted Stock Plan for Non-Employee
          Directors.............................    Incorporated by reference to Exhibit 10.9 to the
                                                    Registrant's Annual Report on Form 10-K for the
                                                    year ended December 31, 1995 (File No. 1-13960).

EXHIBIT                DESCRIPTION                                      LOCATION
-------   --------------------------------------    -------------------------------------------------
 10.10    Form of indemnification agreement with
          members of the Board of Directors.....    Incorporated by reference to Exhibit 10.10 to the
                                                    Registrant's Form 10 dated September 18, 1995
                                                    (File No. 1-13960).
 10.11    Form of 1995 ITT Corporation Incentive
          Stock Plan............................    Incorporated by reference to Exhibit 10.11 to the
                                                    Registrant's Form 10 dated September 18, 1995
                                                    (File No. 1-13960).
 10.12    Form of ITT Corporation Senior
          Executive Severance Pay Plan..........    Incorporated by reference to Exhibit 99.4 to the
                                                    Registrant's Schedule 14D-9 dated February 12,
                                                    1997 (File No. 1-13960).
 10.13    Form of R.V. Araskog employment
          agreement.............................    Incorporated by reference to Exhibit 10.13 to the
                                                    Registrant's Form 10 dated September 18, 1995
                                                    (File No. 1-13960).
 10.14    364-Day Competitive Advance and
          Revolving Credit Facility Agreement
          dated as of November 5, 1996 among the
          Registrant, the lenders parties
          thereto and The Chase Manhattan Bank,
          as administrative agent...............    Incorporated by reference to Exhibit 10.14 to the
                                                    Registrant's Quarterly Report on Form 10-Q for
                                                    the quarterly period ended September 30, 1996
                                                    (File No. 1-13960).
 10.15    Five-Year Competitive Advance and
          Revolving Credit Facility Agreement
          dated as of November 5, 1996 among the
          Registrant, the lenders parties
          thereto and The Chase Manhattan Bank,
          as issuing bank and administrative
          agent.................................    Incorporated by reference to Exhibit 10.15 to the
                                                    Registrant's Quarterly Report on Form 10-Q for
                                                    the quarterly period ended September 30, 1996
                                                    (File No. 1-13960).
 10.16    First Amendment to Employment and
          Consulting Agreement dated as of
          December 19, 1995 between the
          Registrant and R.V. Araskog...........    Incorporated by reference to Exhibit 99.2 to the
                                                    Registrant's Schedule 14D-9 dated February 12,
                                                    1997 (File No. 1-13960).
    11    Statement re computation of per share
          earnings..............................    None.
    12    Statement re computation of ratios....    Filed herewith.
    15    Letter re unaudited interim financial
          information...........................    None.
    18    Letter re change in accounting
          principles............................    None.
    19    Report furnished to security
          holders...............................    None.
    13    Annual report to security holders.....    None.

EXHIBIT                DESCRIPTION                                      LOCATION
-------   --------------------------------------    -------------------------------------------------
    22    Published report regarding matters
          submitted to vote of security
          holders...............................    None.
    23    Consents of experts and counsel.......    None.
    24    Power of attorney.....................    None.
    27    Financial data schedule...............    Filed herewith.
    99    Additional exhibits...................    None.
  99.1    Schedule 14D-9 of the Registrant dated
          February 12, 1997.....................    Incorporated by reference to the Registrant's
                                                    Schedule 14D-9 dated February 12, 1997 (File No.
                                                    1-13960).
  99.2    Certain Information relating to the
          Private Securities Litigation Reform
          Act...................................    Incorporated by reference to Exhibit 99.2 to the
                                                    Registrant's Annual Report on Form 10-K for the
                                                    year ended December 31, 1996 (File No. 1-13960).