Form 10-Q
period 1997-09-30
ITT CORP /NV/
filed 1997-11-04
CIK 1001149

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

YES__X__  NO_____

AS OF OCTOBER 15, 1997, THERE WERE OUTSTANDING 117,136,158 SHARES OF COMMON STOCK, NO PAR VALUE, OF THE REGISTRANT.

                        ITT CORPORATION AND SUBSIDIARIES
                                TABLE OF CONTENTS

 ITEM                                                                           PAGE
 ----                                                                           ----

PART I            FINANCIAL INFORMATION

  1    Financial Statements:


       Consolidated Income - Third Quarter and Nine Months Ended
          September 30, 1997 and 1996.........................................    2


       Consolidated Balance Sheet - September 30, 1997 and December 31, 1996..    3


       Consolidated Cash Flow - Nine Months Ended September 30, 1997
          and 1996............................................................    4


       Notes to Financial Statements..........................................    5


       Business Segment Information...........................................    9


  2    Management's Discussion and Analysis of Financial Condition and
          Results of Operations...............................................    10


PART II           OTHER INFORMATION


  6    Exhibits and Reports on Form 8-K.......................................    14


       Signature..............................................................  II-1


       Exhibit Index..........................................................  II-2

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The following unaudited financial statements, in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, the results of operations and cash flow for the periods presented. For a description of accounting policies, see notes to financial statements in ITT Corporation's Annual Report on Form 10-K for the year ended December 31, 1996.


                        ITT CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED INCOME
                         (IN MILLIONS EXCEPT PER SHARE)


                                                                                NINE MONTHS ENDED
                                                    THIRD QUARTER                  SEPTEMBER 30,
                                                    -------------                  -------------
                                                 1997           1996           1997           1996
                                                -------        -------        -------        -------
Revenues ................................       $ 1,682        $ 1,665        $ 4,897        $ 4,805
Costs and expenses:
  Salaries, benefits and other operating          1,224          1,208          3,567          3,468
  Selling, general and administrative ...           187            203            600            613
  Restructuring charge ..................            --             --             58             --
  Depreciation and amortization .........            71             69            220            197
                                                -------        -------        -------        -------
                                                  1,482          1,480          4,445          4,278
                                                -------        -------        -------        -------
                                                    200            185            452            527

Interest expense, net ...................           (51)           (53)          (161)          (171)
Gain on sale of Alcatel Alsthom shares ..            --             --            183             --
Gain on sale of investment in
   Madison Square Garden ................            --             --            200             --
Miscellaneous income (expense), net .....           (17)             1            (35)             9
                                                -------        -------        -------        -------
                                                    132            133            639            365
Provision for income taxes ..............           (63)           (53)          (276)          (153)
Minority equity .........................            (8)           (13)           (23)           (29)
                                                -------        -------        -------        -------
Net income ..............................       $    61        $    67        $   340        $   183
                                                =======        =======        =======        =======


Earnings per share ......................       $   .51        $   .57        $  2.87        $  1.54
                                                =======        =======        =======        =======


Weighted average common equivalent shares         118.8          118.2          118.6          118.4
                                                =======        =======        =======        =======



The accompanying notes to financial statements are an integral part of the above statement.

                        ITT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                         (IN MILLIONS EXCEPT FOR SHARES)



                                                                   SEPTEMBER 30,   DECEMBER 31,
                                                                       1997           1996
                                                                      -------        -------
ASSETS
Current assets:
   Cash and cash equivalents ..................................       $   445        $   224
   Marketable securities ......................................            --            599
   Receivables, net ...........................................           609            659
   Inventories ................................................            91            103
   Prepaid expenses and other .................................           157            113
                                                                      -------        -------
      Total current assets ....................................         1,302          1,698
Plant, property and equipment, net ............................         4,667          4,746
Investment in Madison Square Garden ...........................            85            533
Other investments .............................................           348            387
Long-term receivables, net ....................................           338            186
Other assets ..................................................           495            367
Goodwill, net .................................................         1,529          1,358
Net assets held for sale ......................................           423             --
                                                                      -------        -------
                                                                      $ 9,187        $ 9,275
                                                                      =======        =======


LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
  Accounts payable ............................................       $   313        $   312
  Accrued expenses ............................................           655            551
  Notes payable and current maturities of long-term debt ......           232            297
  Accrued taxes ...............................................           272            231
                                                                      -------        -------
     Total current liabilities ................................         1,472          1,391
Long-term debt ................................................         3,467          3,894
Deferred income taxes .........................................           176            196
Other liabilities .............................................           475            430
Minority interest .............................................           228            290
                                                                      -------        -------
                                                                        5,818          6,201
                                                                      -------        -------


Stockholders Equity:
  Common stock: authorized 200,000,000 shares, no par or stated
     value, outstanding 117,023,516 and 116,366,176 shares,
     respectively .............................................         2,916          2,897
  Cumulative translation adjustment ...........................          (128)            (2)
  Unrealized loss on securities ...............................            --            (62)
  Retained earnings ...........................................           581            241
                                                                      -------        -------
      Total stockholders equity ...............................         3,369          3,074
                                                                      -------        -------
                                                                      $ 9,187        $ 9,275
                                                                      =======        =======



The accompanying notes to financial statements are an integral part of the above statement.

                        ITT CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED CASH FLOW
                                  (IN MILLIONS)

                                                                                       NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                          -------------
                                                                                      1997           1996
                                                                                     -------        -------
OPERATING ACTIVITIES
Net income ...................................................................       $   340        $   183
Adjustments to net income:
  Depreciation and amortization ..............................................           220            197
  Provision for doubtful receivables .........................................            38             38
  Gain on divestments - pretax ...............................................          (410)           (23)
Changes in working capital:
  Receivables ................................................................           (59)           (68)
  Inventories ................................................................             3            (12)
  Accounts payable ...........................................................           (39)           (32)
  Accrued expenses ...........................................................           123              7
Accrued and deferred taxes ...................................................            22              2
Other, net ...................................................................           (39)             8
                                                                                     -------        -------
  Cash from operating activities .............................................           199            300
                                                                                     -------        -------

INVESTING ACTIVITIES
Additions to plant, property and equipment ...................................          (822)          (359)
Proceeds from divestments ....................................................         1,618            242
Collection of note receivable from Cablevision Systems Corporation ...........           169             --
Acquisitions, net of acquired cash ...........................................          (284)          (309)
Other, net ...................................................................           (91)           (38)
                                                                                     -------        -------
  Cash from/[used for] investing activities ..................................           590           (464)
                                                                                     -------        -------

FINANCING ACTIVITIES
Short-term debt, net .........................................................          (132)             5
Long-term debt issued ........................................................           665            206
Long-term debt repaid ........................................................        (1,091)           (56)
Other, net ...................................................................            (5)             8
                                                                                     -------        -------
  Cash from/[used for] financing activities ..................................          (563)           163
                                                                                     -------        -------

EXCHANGE RATE EFFECT ON CASH AND CASH EQUIVALENTS ............................            (5)            (1)
                                                                                     -------        -------
Increase in cash and cash equivalents ........................................           221             (2)
Cash and Cash Equivalents -- Beginning of Period .............................           224            177
                                                                                     -------        -------
CASH AND CASH EQUIVALENTS -- END OF PERIOD ...................................       $   445        $   175
                                                                                     =======        =======

Supplemental disclosures of cash flow information:
Cash paid during the period for:
    Interest .................................................................       $   139        $   158
                                                                                     =======        =======
    Income taxes .............................................................       $   243        $   144
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


GAMING OPERATIONS

         Casino revenues represent the net win from gaming wins and losses. Revenues exclude the retail value of rooms, food, beverage, entertainment and other promotional allowances provided on a complimentary basis to customers. The estimated retail value of such promotional allowances was $40 and $38 for the three months ended September 30, 1997 and 1996, respectively, and $115 and $121 for the nine months ended September 30, 1997 and 1996, respectively. The estimated cost of such promotional allowances was $31 and $27 for the three months ended September 30, 1997 and 1996, respectively, and $90 and $83 for the nine months ended September 30, 1997 and 1996, respectively, and has been included in costs and expenses.



         Revenues and costs and expenses of the Gaming operations are comprised of the following:

                                                                    NINE MONTHS
                                                                       ENDED
                                              THIRD QUARTER         SEPTEMBER 30,
                                             ---------------       ---------------
                                             1997       1996       1997       1996
                                             ----       ----       ----       ----
Revenues
   Gaming ............................       $242       $264       $715       $790
   Rooms .............................         17         17         50         53
   Food and beverage .................         19         19         55         58
   Other operations ..................         30         25         83         79
                                             ----       ----       ----       ----
        Total ........................       $308       $325       $903       $980
                                             ====       ====       ====       ====

Cost and Expenses
   Gaming ............................       $149       $146       $445       $448
   Rooms .............................          7          5         19         18
   Food and beverage .................         18         19         52         54
   Other operations ..................         15         17         43         42
   Selling, general and administrative         44         54        135        159
   Depreciation and amortization .....         22         19         63         58
   Provision for doubtful accounts ...          8          8         22         22
                                             ----       ----       ----       ----
        Total ........................       $263       $268       $779       $801
                                             ====       ====       ====       ====

                        ITT CORPORATION AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                     (Dollars in millions except per share)


INVESTMENT IN MADISON SQUARE GARDEN

         On April 15, 1997, ITT entered into a Partnership Interest Transfer Agreement (the "Partnership Interest Transfer Agreement") among ITT, ITT Eden Corporation, ITT MSG Inc., Cablevision Systems Corporation ("Cablevision"), Rainbow Media Holdings Inc., Rainbow Garden Corp., Garden L.P. Holding Corp., MSG Eden Corporation and Madison Square Garden L.P. ("MSG"). Pursuant to the Partnership Interest Transfer Agreement, Cablevision paid ITT $500 in cash on June 17, 1997 for 38.5% of its interest in MSG. ITT also has a "put" option to require Cablevision or MSG to purchase half of ITT's continuing interest in MSG for $75 on June 17, 1998 and the other half of this continuing interest for an additional $75 on June 17, 1999 (or, if the first option is not exercised the entire continuing interest for $150). In addition, pursuant to an Aircraft Contribution Agreement dated as of April 15, 1997, among Garden L.P. Holding Corp., MSG Eden Corporation, ITT MSG Inc., ITT Flight Operations, Inc. and MSG, ITT has agreed to contribute to MSG an ITT-owned aircraft which MSG has used for the Knicks and the Rangers. In consideration of the aircraft contribution, Cablevision has agreed to add an additional $19 to the exercise price of each of ITT's "put" options. The Partnership Interest Transfer Agreement also includes a "call" option requiring ITT to sell its remaining stake in MSG on June 17, 2000 at fair market value, but not below a minimum price based on the "put" prices.

ITT WORLD DIRECTORIES: ACQUISITION OF 30% INTEREST

         On July 15, 1997, ITT purchased for $254 the 20% minority interest in ITT World Directories, Inc. ("ITT World Directories") owned by an affiliate of BellSouth Corporation, bringing its ownership of ITT World Directories to 100%.

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

THE HILTON OFFER AND SUBSEQUENT EVENTS

         On January 31, 1997, Hilton Hotels Corporation ("Hilton") commenced a tender offer for approximately 50.1% of the outstanding shares of ITT's common stock (the "Hilton Tender Offer") at $55 per share, net to the seller in cash and without interest upon the terms and subject to the conditions set forth in the Offer to Purchase dated January 31, 1997 and the related Letter of Transmittal. The Hilton Tender Offer has been extended to November 17, 1997.

                        ITT CORPORATION AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                     (Dollars in millions except per share)


         Hilton has announced that, if the Hilton Tender Offer succeeds, it will obtain the entire equity interest in ITT by merging ITT with Hilton or a subsidiary of Hilton (such merger, together with the Hilton Tender Offer, the "Hilton Transaction") in a transaction pursuant to which all shares not tendered and purchased pursuant to the Hilton Tender Offer (other than shares owned by Hilton and its subsidiaries or held in ITT's treasury) would be converted into the right to receive a number of shares of Hilton common stock, par value $2.50 per share, having a nominal value of $55 per share, subject to certain collar provisions. On August 7, 1997, Hilton amended the Hilton Tender Offer to increase the offered purchase price to $70 per share of ITT common stock and to indicate that each share not tendered and purchased pursuant to the Hilton Tender Offer would be converted in the Squeeze Out Merger into the right to receive a number of shares of Hilton common stock having a nominal value of $70 per share of ITT common stock, subject to certain collar provisions.

         On November 3, 1997, Hilton amended the Hilton Tender Offer to increase the offered purchase price to $80 per share of ITT common stock and increase the number of shares to be purchased in the Hilton Tender Offer to 65,000,000, or approximately 55% of the currently outstanding shares of ITT common stock. On November 3, 1997, Hilton also amended the Hilton Tender Offer to indicate that each share of ITT common stock not tendered and purchased pursuant to the Hilton Tender Offer would be converted in the Proposed Squeeze Out Merger into the right to receive two shares of Hilton common stock and two shares of Contingent Value Preferred Stock ("CVPS"), which are designed to guarantee, subject to a $12 maximum payment, that the Hilton common stock received by ITT stockholders in the Proposed Squeeze Out Merger will be worth at least $40 per share one year after the consummation of the Proposed Squeeze Out Merger. The CVPS entitles the holder to receive from Hilton, in cash or shares of Hilton common stock, the amount by which $40 exceeds the weighted average per share price of Hilton common stock measured during a valuation period ending on the one-year anniversary of the Proposed Squeeze Out Merger, up to a $12 maximum per share of CVPS.

         On October 19, 1997, ITT agreed to merge (the "Merger") with an entity jointly owned by Starwood Lodging Corporation ("Starwood") and Starwood Lodging Trust ("Starwood Trust"). The terms of the Merger are as set forth in an Agreement and Plan of Merger (the "Merger Agreement") dated as of October 19, 1997, among ITT, Starwood, Starwood Trust and Chess Acquisition Corp. In the Merger, each share of ITT common stock, no par value, will be converted into the right to receive $67 worth of Paired Shares (as defined below), subject to certain collar provisions, and $15 per share in cash. The shares of common stock, par value of $0.01 per share, of Starwood and trust shares, par value of $0.01 per share, of Starwood Trust trade as "paired shares" (the "Paired Shares") on the New York Stock Exchange. As a result of the Merger, ITT will become a subsidiary of Starwood.

         The Merger is subject to the approval of the stockholders of ITT, Starwood and Starwood Trust and other customary conditions. ITT expects the Merger to be consummated in late January or early February 1998.

         On October 19, 1997, ITT also entered into Amendment No. 1 ("Amendment No.1") to the Rights Agreement dated as of November 1, 1995 (the "Rights Agreement"), between ITT Destinations, Inc. (the former name of ITT) and The Bank of New York, as Rights Agent, pursuant to which Series A Participating Cumulative Preferred Stock purchase rights (the "Rights") were issued to holders of ITT common stock. Capitalized terms used and not otherwise defined herein shall have the meanings ascribed to such terms in the Rights Agreement. Amendment No. 1 provides that none of Starwood, Starwood Trust or any of their respective Affiliates or Associates or any of their permitted assignees or transferees shall be deemed an Acquiring Person and no Distribution Date shall be deemed to occur, in each such case, by reason of the approval, execution or delivery of the Merger Agreement, the consummation of the Merger or the consummation of the other transactions contemplated by the Merger Agreement.

         In connection with the Merger, the Board of Directors of ITT has suspended its plan to distribute to the holders of ITT common stock all of the outstanding shares of common stock of ITT Destinations, Inc., a company formed to hold the hotel and gaming businesses of ITT, and all the shares representing its approximately 83% interest in ITT Educational Services, Inc., its publicly traded subsidiary which owns its post-secondary technical education business. ITT has also terminated its offer to purchase up to 30,000,000 shares of ITT common stock, together with associated preferred share purchase rights, for $70 per share, and its offer to purchase all of its outstanding public debt securities.

         The Hilton Transaction and the CVPS are more fully described in the Tender Offer Statement on Schedule 14D-1 filed by Hilton with the Securities and Exchange Commission.

                           BUSINESS SEGMENT INFORMATION
                                   (IN MILLIONS)


Business segment information is as follows:

                                                     REVENUES
                                                     --------
                                      THIRD QUARTER              NINE MONTHS
                                      -------------              -----------
                                    1997         1996         1997         1996
                                   ------       ------       ------       ------
Hotels ........................    $1,151       $1,104       $3,371       $3,190
 Gaming .......................       265          273          779          807
 Information Services .........       223          236          623          634
                                   ------       ------       ------       ------
   Ongoing Segments ...........     1,639        1,613        4,773        4,631
 Dispositions .................        43           52          124          174
                                   ------       ------       ------       ------
  Total Segments ..............     1,682        1,665        4,897        4,805
Restructuring charge ..........        --           --           --           --
Other .........................     -----        -----        -----        -----
                                    1,682        1,665        4,897        4,805


Interest expense, net .........
Gain on sale of Alcatel Alsthom
Gain on sale of investment in
   Madison Square Garden ......
Miscellaneous income
   (expense), net .............
Provision for income taxes ....
Minority equity ...............
                                   ------       ------       ------       ------
                                   $1,682       $1,665       $4,897       $4,805
                                   ======       ======       ======       ======


                                                        INCOME
                                                        ------
                                         THIRD QUARTER            NINE MONTHS
                                         -------------             -----------
                                       1997         1996         1997         1996
                                      -----        -----        -----        -----
Hotels ........................       $ 105        $  84        $ 286        $ 242
 Gaming .......................          56           56          154          173
 Information Services .........          62           65          155          168
                                      -----        -----        -----        -----
   Ongoing Segments ...........         223          205          595          583
 Dispositions .................          (7)          (3)         (27)          10
                                      -----        -----        -----        -----
  Total Segments ..............         216          202          568          593
Restructuring charge ..........          --           --          (58)          --
Other .........................         (16)         (17)         (58)         (66)
                                      -----        -----        -----        -----
                                        200          185          452          527

Interest expense, net .........         (51)         (53)        (161)        (171)
Gain on sale of Alcatel Alsthom          --           --          183           --
Gain on sale of investment in
   Madison Square Garden ......          --           --          200           --
Miscellaneous income
   (expense), net .............         (17)           1          (35)           9
Provision for income taxes ....         (63)         (53)        (276)        (153)
Minority equity ...............          (8)         (13)         (23)         (29)
                                      -----        -----        -----        -----
                                      $  61        $  67        $ 340        $ 183
                                      =====        =====        =====        =====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
       (Dollar amounts are in millions unless otherwise stated)

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1996

         Revenues of $1,682 in the 1997 third quarter increased 1% compared with $1,665 in the corresponding 1996 quarter. Hotel revenues, which increased 4% due to strong average daily rate gains, were the primary driver of this improvement. Excluding the results of the two gaming properties planned for disposition, Gaming revenues decreased 3% due to the impacts of the continuing construction projects at Caesars Palace in Las Vegas, Nevada, and Caesars Atlantic City in Atlantic City, New Jersey and an unusually low hold percentage at Caesar's Lake Tahoe property. Revenues at ITT Educational Services, Inc. ("ITT Educational") increased 12% due to strong gains in total student enrollment. Revenues at ITT World Directories, Inc. ("ITT World Directories") decreased 12% due to the unfavorable effects of currency exchange.

         Salaries, benefits and other operating expenses increased 1% in the quarter to $1,224 from $1,208 in the 1996 quarter. This increase primarily reflected the additional costs of certain hotel properties acquired in the second half of 1996. Selling, general and administrative expenses decreased 8% in the 1997 third quarter to $187 compared with $203 in the 1996 third quarter. This decrease was primarily due to the positive effects of cost containment efforts at ITT's World Headquarters and at operating units.

         Excluding the results of assets held for sale, earnings before interest, taxes, depreciation and amortization ("EBITDA") were $275 in the 1997 third quarter compared with $252 in the 1996 third quarter. Significant increases in average room rates, particularly in owned and leased properties, and the benefits of hotel acquisitions more than offset the unfavorable effects of currency exchange at ITT World Directories and construction impacts at Caesars Palace and Caesars Atlantic City. Depreciation and amortization increased 3% compared with the prior period due primarily to the effects of currency exchange somewhat offsetting the impact of hotel acquisitions. Operating income increased 7% in the 1997 third quarter as the strong improvements in hotels and reduced costs at ITT's World Headquarters more than offset unfavorable effects of currency exchange and the continued construction impacts at Caesars Palace and Caesars Atlantic City.

         Net interest expense of $51 in the 1997 third quarter decreased from $53 in the 1996 third quarter. Excluding interest income on the Cablevision note and a dividend on the Alcatel Alsthom stock totaling $18 which is included in 1996 results, interest expense decreased 28%. This decrease is due to lower average debt balances resulting primarily from the receipt of the proceeds from the sale of the ITT's remaining interest in Alcatel Alsthom and a majority of its investment in MSG.

         Miscellaneous expense includes $17 for costs associated with the Hilton Transaction.

         Income tax expense increased to $63 in the 1997 third quarter from $53 in the 1996 third quarter. ITT is reviewing the nature of certain of the costs related to the Hilton Transaction and has not recorded a tax benefit on these costs in the quarter. Excluding the effect of these costs, ITT's effective tax rate of 42% is the same as the prior year. The minority equity represents the net income attributable to the minority shareholders of ITT World Directories, ITT Educational and Ciga S.p.A. and decreased compared with the prior period due to the increase in ITT's ownership in ITT World Directories to 100% in the third quarter of 1997.


         Business Segments - Revenues, EBITDA and operating income, excluding the effects of overhead, restructuring charges, assets held for sale and minority equity, for each of ITT's three major business segments were as follows:

THREE MONTHS ENDED SEPTEMBER 30, 1997                                             THREE MONTHS ENDED SEPTEMBER 30, 1996
---------------------------------------                                           -------------------------------------
                                  OPERATING                                                                     OPERATING
REVENUES            EBITDA          INCOME                                       REVENUES         EBITDA          INCOME
-------             ------        ---------                                      --------         ------        ---------
   $1,151             $148           $105    ............. Hotels ...........     $1,104           $125           $84

         Hotels 1997 third quarter generated EBITDA of $148, an 18% increase over $125 in the 1996 third quarter. Owned and leased hotels continued to be the primary driver of this improved performance, with EBITDA increasing to $107 in the quarter from $91 a year ago. The EBITDA margin at these properties was 28% for the 1997 third quarter compared with 24% in the 1996 quarter. In North America, the average daily rate at owned and leased hotels increased 10%, to $164, and revenue per available room ("REVPAR") rose 12%, to $127.

THREE MONTHS ENDED SEPTEMBER 30, 1997                                             THREE MONTHS ENDED SEPTEMBER 30, 1996
---------------------------------------                                           -------------------------------------
                                  OPERATING                                                                     OPERATING
REVENUES            EBITDA          INCOME                                     REVENUES         EBITDA          INCOME
--------            ------          ------                                     --------         ------          ------
    $265              $71            $56     ............. Gaming ...........     $273             $71            $56

         Gaming's 1997 third quarter results reflect EBITDA of $71 which is equal to the results in the 1996 third quarter despite the continuing effects of construction disruption at Caesars Palace and Caesars Atlantic City and abnormally low hold at Caesars' Lake Tahoe property.

THREE MONTHS ENDED SEPTEMBER 30, 1997                                             THREE MONTHS ENDED SEPTEMBER 30, 1996
---------------------------------------                                           -------------------------------------
                                  OPERATING                                                                     OPERATING
REVENUES            EBITDA          INCOME                                     REVENUES         EBITDA          INCOME
--------            ------          ------                                     --------         ------          ------
    $223               $70           $62     ...... Information Services ....       $236           $72            $65

         Results at ITT World Directories reflect lower revenues, EBITDA and operating income as cost reductions achieved in the quarter were more than offset by unfavorable effects of currency exchange. ITT Educational continued to grow its revenues and earnings during the quarter through increased student enrollment as well as continuing improvement in operating margins.


NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1996

         Revenues of $4,897 in the 1997 period increased 2% compared with $4,805 in the corresponding 1996 period. Hotel revenues, which increased 6% due to strong average daily rate gains, were the primary driver of this improvement. Excluding the results of the two gaming properties planned for disposition, Gaming revenues decreased 3% due to the impacts of the continued construction projects at Caesars Palace and Caesars Atlantic City and an unusually low hold percentage at Caesars' Lake Tahoe property in the third quarter. Revenues at ITT Educational increased 13% due to strong gains in total student enrollment over the prior period. Revenues at ITT World Directories decreased 7% due primarily to the unfavorable effects of currency exchange.

         Salaries, benefits and other operating expenses increased 3% in the period to $3,567 from $3,468 in the 1996 period. This increase primarily reflects the costs of acquired hotel properties. Selling, general and administrative expenses decreased 2% in the period to $600 from $613 in the 1996 period. This decrease was due to strong cost containment efforts more than offsetting an increase attributable to hotel property additions. Included in the 1997 nine month period is a restructuring charge of $58 for severance and other costs to streamline ITT's World Headquarters operations.

         Excluding the results of assets held for sale and the 1997 restructuring charge described above, EBITDA was $746 in the 1997 period compared with $702 in the 1996 period, a 6% improvement. This improvement reflects significant increases in average room rates, particularly in owned and leased properties, and the benefits of hotel acquisitions somewhat offset by the unfavorable effects of currency exchange at ITT World Directories and construction impacts at Caesars Palace and Caesars Atlantic City. Depreciation and amortization increased 12% compared with the prior period due primarily to the impact of hotel acquisitions. Operating income increased 4% from the prior period.

         Net interest expense decreased to $161 in the 1997 period from $171 in the 1996 period. Excluding interest income on the Cablevision note, dividend income on the Alcatel Alsthom stock and other one-time items included in the 1996 results, interest expense decreased 15%. This decrease is due to lower average debt balances from asset dispositions (see "Liquidity and Capital Resources" for a more detailed discussion of these asset dispositions).

         Miscellaneous expense includes $46 for costs associated with the Hilton Transaction. ITT recorded a pre-tax gain of $200 related to the sale of a majority of its interest in MSG and a pre-tax gain of $183 related to the sale of its remaining interest in the capital stock of Alcatel Alsthom.

         Income tax expense increased in the 1997 period on higher pretax earnings due to the sales of a majority of ITT's interest in MSG and its remaining interest in Alcatel Alsthom. The minority equity represents the net income attributable to the minority shareholders of ITT World Directories, ITT Educational and Ciga S.p.A. and was lower than the prior period due to the increase in ITT's ownership in ITT World Directories to 100% in the 1997 third quarter.

Business Segments - Revenues, EBITDA and operating income, excluding the effects of overhead, restructuring charges, assets held for sale and minority equity, for each of ITT's three major business segments were as follows:

NINE MONTHS ENDED SEPTEMBER 30, 1997                                               NINE MONTHS ENDED SEPTEMBER 30, 1996
--------------------------------------                                             ------------------------------------
                                  OPERATING                                                                     OPERATING
REVENUES            EBITDA          INCOME                                     REVENUES         EBITDA          INCOME
--------            ------          ------                                     --------         ------          ------
   $3,371             $418           $286    ............. Hotels ...........      $3,190          $355          $242

              Hotels generated EBITDA of $418 in the 1997 nine month period, a 18% increase over $355 in the 1996 period. Owned and leased hotels continued to be the primary driver of this improved performance, with EBITDA increasing to $307 in the period from $268 a year ago. The EBITDA margin at these properties was 28% for the period, compared with 26% in the 1996 period. In North America, the average daily rate at owned hotels increased 10%, to $169, and REVPAR rose 11%, to $126.

NINE MONTHS ENDED SEPTEMBER 30, 1997                                               NINE MONTHS ENDED SEPTEMBER 30, 1996
--------------------------------------                                             ------------------------------------
                                  OPERATING                                                                     OPERATING
REVENUES            EBITDA          INCOME                                     REVENUES         EBITDA          INCOME
--------            ------          ------                                     --------         ------          ------
    $779              $203           $154    ............. Gaming ...........       $807           $220           $173

         Gaming's 1997 nine month results reflect EBITDA of $203 compared with $220 in the 1996 period. This decline is primarily related to the significant construction activity at Caesars Palace and at Caesars Atlantic City, which is expected to be completed by year-end.

NINE MONTHS ENDED SEPTEMBER 30, 1997                                               NINE MONTHS ENDED SEPTEMBER 30, 1996
--------------------------------------                                             ------------------------------------
                                  OPERATING                                                                     OPERATING
REVENUES            EBITDA          INCOME                                     REVENUES         EBITDA          INCOME
--------            ------          ------                                     --------         ------          ------
    $623               $177          $155    ...... Information Services ....       $634           $189          $168

         Results at ITT World Directories reflect lower revenues, EBITDA and operating income due primarily to unfavorable effects of currency exchange. ITT Educational continued to grow its revenues and earnings during the period through increased student enrollment as well as continuing improvement in operating margins.

DISPOSITIONS

         At the two Gaming properties planned for disposition, The Desert Inn in Las Vegas, Nevada experienced a $22 EBITDA loss in the nine months ended September 30, 1997 compared with EBITDA of $4 in the 1996 period. This loss was due to a negative win percentage in bacarrat in the first quarter and construction disruption. The Sheraton Casino in Tunica, Mississippi, posted EBITDA of $7 for the nine months ended

September 30, 1997 compared with $13 in the 1996 period. The effects of increased local competition continued to depress results at this property.

         On August 1, 1997, ITT Sheraton Corporation entered into a non-binding agreement in principle with an affiliate of Marvin Davis to form two 50/50 joint ventures to own The Desert Inn and the 34 acre parcel of land adjacent to The Desert Inn. Discussions regarding these two joint ventures have ceased and ITT does not expect to enter into definitive agreements with affiliates of Marvin Davis relating to joint ventures for The Desert Inn or the 34 acre parcel adjacent to The Desert Inn.

LIQUIDITY AND CAPITAL RESOURCES


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

         Cash from operating activities, as defined by SFAS No. 95 "Statement of Cash Flows" and excluding the impacts of divestments, was strong in both periods. The SFAS definition of cash from operating activities differs from EBITDA largely due to the inclusion of interest, income taxes and changes in working capital.

         On June 27,1996, ITT announced a capital expenditure program to upgrade and expand its existing gaming operations. Approximately $495 is expected to be invested at Caesars Palace and approximately $280 is expected to be invested at Caesars Atlantic City. ITT is also in the process of renovating The Desert Inn at a total cost of approximately $175. In addition to the expansion of existing gaming operations, ITT is in the process of constructing a riverboat casino and a hotel in Harrison County, Indiana, at a cost of approximately $270. Total capital expenditures related to these projects is estimated to be $840 and $270 in 1997 and 1998, respectively. ITT plans to finance this capital expenditure program from a combination of cash generated from operations, net proceeds received from the issuance of securities and the sale of non-strategic assets.

         On June 28, 1997, ITT entered into an agreement in principle to form a joint venture with Planet Hollywood International, Inc. ("Planet Hollywood") to develop, own and operate "Planet Hollywood" themed hotel/casinos. On October 31, 1997, Planet Hollywood announced an agreement with a competitor of ITT to develop, own and operate a hotel/casino in Las Vegas, Nevada. As a result of this agreement, ITT does not expect that a definitive agreement with Planet Hollywood will be executed or that ITT will develop "Planet Hollywood" themed hotel/casinos.

         On February 11, 1997, ITT sold 3 million shares of capital stock of Alcatel Alsthom for approximately $300. On March 27, 1997, ITT sold its remaining 4.5 million shares of capital stock of Alcatel Alsthom for approximately $530. Proceeds from these sales were used for general corporate purposes, including debt reduction.

         On February 18, 1997, ITT received $169 as payment of the remaining amount necessary to equalize the partnership interests of Cablevision Systems Corporation ("Cablevision") and ITT in MSG. On July 17, 1997, ITT closed the first transfer under its agreement, dated as of April 15, 1997, with Cablevision and certain of its affiliates (the "MSG Agreement"), to sell its 50% interest in MSG to Cablevision for $650 plus the assumption of approximately $115 of indebtedness. At such closing, MSG redeemed a portion of ITT's interest in MSG, such that after such redemption ITT owned an 11.5% limited partnership interest in MSG, for $493.5, and the general partner of MSG redeemed all of the shares of its capital stock owned by ITT for $6.5. In addition, at such closing, Cablevision caused Sports Channel Associates, a New York general partnership, to be contributed as a capital contribution to MSG, which diluted ITT's limited partnership interest in MSG to 10.2%. ITT has a "put" option to require Cablevision to purchase (or cause MSG to redeem) half of ITT's continuing interest in MSG for $75 on June 17, 1998 and ITT's other half of this continuing interest for an additional $75 (or if the first "put" is not exercised on June 17, 1998, ITT's entire continuing interest for $150) on June 17, 1999. On June 17, 2000, Cablevision has the right to purchase (or cause MSG to redeem) ITT's remaining interest in MSG at a price determined by an investment banking firm to be fair market value, subject to a floor price equal to the proportionate "put" price. ITT also has the right to cause to be contributed as a capital contribution to MSG an aircraft owned by ITT at a value of $38. If ITT causes such contribution to occur, each of the "put" prices will be increased by $19 (or if the first "put" option is not exercised, $38) and the floor price in respect of Cablevision's third-year call right will be correspondingly increased. In the event Cablevision does not exercise its third-year call right, ITT's percentage interest in MSG will be increased to reflect a capital contribution to MSG of $38 due to the contribution of the aircraft.

         On May, 12 1997, ITT and Dow Jones & Co. reached a definitive agreement to sell WBIS+, Channel 31 in New York City, to Paxson Communications Corporation ("Paxson") for a purchase price of approximately $258. The closing of the sale of ITT's interest in WBIS+ is subject to regulatory approval, and is expected to occur in the fourth quarter of 1997. Paxson currently provides the station's programming under a time brokerage agreement until the transaction closes.

         On June 30, 1997, ITT sold to FelCor Suite Hotels, Inc. five Sheraton hotels for $200 in cash and retained a 20-year contract to manage these hotels, subject to a limited change of control provision.

         Capital expenditures totaled $822 in the 1997 nine month period, 21% and 77% at the Hotels and Gaming segments, respectively, compared with $359 in the 1996 nine month period, with 45% and 44% attributable to the Hotels and Gaming segments, respectively.

         External borrowings were $3.70 billion and $4.19 billion at September 30, 1997 and December 31, 1996, respectively. This decrease was funded primarily with proceeds related to the sale of ITT's interest in Alcatel Alsthom, the payment by Cablevision of the amount required to equalize its interest in MSG and the sale of a majority of ITT's investment in MSG.


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



                                        ITT CORPORATION


                                        By        J.F. Danski
                                        -----------------------------------
                                                  J.F. Danski
                                        Senior Vice President and Controller
                                           (Principal Accounting Officer)




November 4, 1997

                                  EXHIBIT INDEX

EXHIBIT                             DESCRIPTION                                                  LOCATION
3.1         Restated Articles of Incorporation ....................   Incorporated by reference to Exhibit 3.1 to the Registrant's
                                                                          Amendment No. 1 to Form 10/A dated November 13, 1995
                                                                          (File No. 1-13960).

3.2         Certificate of Amendment of Articles of
                Incorporation. ....................................   Incorporated by reference to Exhibit 1 to the Registrant's
                                                                          Current Report on Form 8-K dated December 22, 1995 (File
                                                                          No. 1-13960).

3.3         Amended and Restated By-Laws. .........................   Incorporated by reference to Exhibit 3.3 to the Registrant's
                                                                          Quarterly Report on Form 10-Q for the quarterly period
                                                                          ended June 30, 1996 (File No. 1-13960).

4.1         Specimen common share certificate .....................   Incorporated by reference to Exhibit 4.1 to the Registrant's
                                                                          Amendment No. 1 to Form 10/A dated November 13, 1995
                                                                          (File No. 1-13960).

4.2         Rights Agreement dated as of November 1, 1995
                between the Registrant and The Bank of New York ...   Incorporated by reference to Exhibit 4.4 to the Registrant's
                                                                          Amendment No. 1 to Form 10/A dated November 13, 1995
                                                                          (File No. 1-13960).

4.3         Form of Certificate of Voting Powers, Preferences and
                Relative Participating, Optional and Other Special
                Rights and Qualifications, Limitations or
                Restrictions of Series A Participating Cumulative
                Preferred Stock ...................................   Incorporated by reference to Exhibit 4.4 (attached as Exhibit
                                                                          A thereto) to the Registrant's Amendment No. 1 to Form
                                                                          10/A dated November 13, 1995 (File No. 1-13960).

4.4         Form of Right Certificate.                                Incorporated by reference to Exhibit 4.4 (attached as Exhibit
                                                                          B thereto) to the Registrant's Amendment No. 1 to Form
                                                                          10/A dated November 13, 1995 (File No. 1-13960).
4.5         Amendment No. 1, dated as of October 19, 1997, to the
                Rights Agreement, dated as of November 1, 1995,
                between the Registrant and The Bank of New York,
                as Rights Agent. ..................................   Incorporated by reference to Exhibit 2.2 to the Registrant's
                                                                          Current Report on Form 8-K dated October 20, 1997 (File
                                                                          No. 1-13960).

4.6         Other instruments defining rights of security holders,
                including indentures ..............................   The Registrant hereby agrees to file with the Commission a copy of any instrument defining the rights of long-term
                                                                          debt holders of the Registrant and its consolidated
                                                                          subsidiaries upon the request of the Commission.

10.1        Distribution Agreement among ITT Industries, Inc., the
                Registrant and ITT Hartford Group, Inc. ...........   Incorporated by reference to Exhibit 10.1 to the Registrant's
                                                                          Annual Report on Form 10-K for the year ended December
                                                                          31, 1995 (File No. 1-13960).

10.2        Intellectual Property License Agreement between and
                among ITT Industries, Inc., the Registrant and ITT
                Hartford Group, Inc. ..............................   Incorporated by reference to Exhibit 10.2 to the Registrant's
                                                                          Annual Report on Form 10-K for the year ended December
                                                                          31, 1995 (File No. 1-13960).

EXHIBIT                             DESCRIPTION                                                  LOCATION
10.3        Trademark Assignment Agreement between ITT Industries,
                Inc. and the Registrant ...........................   Incorporated by reference to Exhibit 10.3 to the Registrant's
                                                                          Annual Report on Form 10-K for the year ended December
                                                                          31, 1995 (File No. 1-13960).

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

10.5        License Assignment Agreement among the Registrant, ITT
                Hartford Group, Inc. and Nutmeg Insurance
                 Company ..........................................   Incorporated by reference to Exhibit 10.5 to the Registrant's
                                                                          Annual Report on Form 10-K for the year ended December
                                                                          31, 1995 (File No. 1-13960).

10.6        License Assignment Agreement among the Registrant,
                Nutmeg Insurance Company and Hartford Fire
                Insurance Company .................................   Incorporated by reference to Exhibit 10.6 to the Registrant's
                                                                          Annual Report on Form 10-K for the year ended December
                                                                          31, 1995 (File No. 1-13960).

10.7        Tax Allocation Agreement among ITT Industries, Inc.,
                the Registrant and ITT Hartford Group, Inc. .......   Incorporated by reference to Exhibit 10.7 to the Registrant's
                                                                          Annual Report on Form 10-K for the year ended December
                                                                          31, 1995 (File No. 1-13960).

10.8        Employee Benefit Services and Liability Agreement
                among ITT Industries, Inc., the Registrant
                and ITT Hartford Group, Inc. ......................   Incorporated by reference to Exhibit 10.8 to the Registrant's
                                                                          Annual Report on Form 10-K for the year ended December
                                                                          31, 1995 (File No. 1-13960).

10.9        Form of ITT Corporation 1996 Restricted Stock Plan
                for Non-Employee Directors .......................   Incorporated by reference to Exhibit 10.9 to the Registrant's
                                                                          Annual Report on Form 10-K for the year ended December
                                                                          31, 1995 (File No. 1-13960).

10.10       Form of indemnification agreement with members of
                the Board of Directors ............................   Incorporated by reference to Exhibit 10.10 to the
                                                                          Registrant's Form 10 dated September 18, 1995 (File No.
                                                                          1-13960).

10.11       Form of 1995 ITT Corporation Incentive Stock
                 Plan .............................................   Incorporated by reference to Exhibit 10.11 to the
                                                                          Registrant's Form 10 dated September 18, 1995 (File No.
                                                                          1-13960).

10.12       Form of ITT Corporation Senior Executive Severance
                Pay Plan ..........................................   Incorporated by reference to Exhibit 86 to Amendment No. 29 dated as of August 15, 1997 to the Registrant's Schedule
                                                                         14D-9 dated February 12, 1997 (File No. 1-13960).

EXHIBIT                             DESCRIPTION                                                  LOCATION
10.13       Form of R.V. Araskog employment agreement .............   Incorporated by reference to Exhibit 10.13 to the
                                                                          Registrant's Form 10 dated September 18, 1995 (File No.
                                                                          1-13960).

10.14       364-Day Competitive Advance and Revolving Credit
                Facility Agreement dated as of November 5, 1996
                among the Registrant, the lenders parties thereto
                and The Chase Manhattan Bank , as administrative
                agent .............................................   Incorporated by reference to Exhibit 10.14 to the
                                                                          Registrant's Quarterly Report on Form 10-Q for the
                                                                          quarterly period ended September 30, 1996 (File No.
                                                                          1-13960).

10.15       Five-Year Competitive Advance and Revolving Credit
                Facility Agreement dated as of November 5, 1996
                among the Registrant, the lenders parties thereto
                and The Chase Manhattan Bank, as issuing bank and
                administrative agent ..............................   Incorporated by reference to Exhibit 10.15 to the
                                                                          Registrant's Quarterly Report on Form 10-Q for the
                                                                          quarterly period ended September 30, 1996 (File No.
                                                                          1-13960).

10.16       First Amendment to Employment and Consulting Agreement
                dated as of December 19, 1995 between the
                Registrant and R.V. Araskog .......................   Incorporated by reference to Exhibit 99.2 to the Registrant's
                                                                          Schedule 14D-9 dated February 12, 1997 (File No.
                                                                          1-13960).

10.17       Second Amendment to Employment and Consulting Agreement
                dated as of December 19, 1995 between the Registrant
                and R. V. Araskog .................................   Incorporated by reference to Exhibit 88 to Amendment No. 29 dated as of August 15, 1997 to the Registrant's Schedule
                                                                          14d-9 dated February 12, 1997 (File No. 1-13960).

10.18           Agreement and Plan of Merger dated as of October 19,
                1997, among the Registrant, Starwood Lodging
                Corporation, Starwood Lodging Trust and Chess
                Acquisition Corp. .................................   Incorporated by reference to Exhibit 2.1 to the Registrant's
                                                                          Current Report on Form 8-K dated October 20, 1997 (File
                                                                          No. 1-13960).


11          Statement re computation of per share earnings ........   None.

12           Statement re computation of ratios ...................   Filed herewith.

15           Letter re unaudited interim financial information ....   None.

EXHIBIT                             DESCRIPTION                                                  LOCATION
18           Letter re change in accounting principles ............   None.

19           Report furnished to security holders .................   None.

13           Annual report to security holders ....................   None.

22           Published report regarding matters submitted to vote
                 of security holders ..............................   None.

23           Consents of experts and counsel ......................   None.

24           Power of attorney ....................................   None.

27           Financial data schedule ..............................   Filed herewith.

99.1         Schedule 14D-9 of the Registrant dated February 12,
                1997 ..............................................   Incorporated by reference to the Registrant's Schedule 14D-9 dated February 12, 1997, as amended (File No. 1-13960).

99.2         Certain Information relating to the Private Securities
                 Litigation .......................................   Reform Act Incorporated by reference to Exhibit 99.2 to the
                                                                         Registrant's Annual Report on Form 10-K for the year ended
                                                                         December 31, 1996 (File No. 1-13960).