Form 10-K/A
period 1996-12-31
ITT CORP /NV/
filed 1998-01-09
CIK 1001149

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 205490
                            ------------------------

                                  FORM 10-K/A
                               (AMENDMENT NO. 2)

                                 ANNUAL REPORT
(MARK ONE)
      [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM            TO

                          COMMISSION FILE NO. 1-13960
                            ------------------------

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |x| No | |

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |x|

    The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant on March 24, 1997, was approximately $7.0 billion.

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

    Item 1. Business

    Item 3. Legal Proceedings

================================================================================

                                     PART I

ITEM 1.  BUSINESS

     The information contained in "Item 1. Business" of the Annual Report on Form 10-K for the year ended December 31, 1996, as amended by the Form 10-K/A dated April 30, 1997 of ITT (the "Form 10-K") is hereby supplemented by adding the following:

  OWNED AND LEASED HOTELS

     The following table illustrates, for owned and leased properties classified by geographic region and hotel type, the average number of years since purchase or major renovation, total revenues (in millions), average daily occupancy rate, average daily room rate, average revenue per available room ("REVPAR"), total number of rooms at period end and the total number of properties at period end. The amounts shown in the table reflect the U.S. dollar equivalent of all local currencies; in some cases, currency fluctuations may have an adverse effect on the comparison of any region or individual property for the periods presented.

                                      NINE MONTHS          NINE MONTHS
                                         ENDED                ENDED           YEAR ENDED        YEAR ENDED
                                   SEPTEMBER 30, 1997   SEPTEMBER 30, 1996   DEC. 31, 1996   DEC. 31, 1995(4)
                                   ------------------   ------------------   -------------   ----------------
NORTH AMERICA - LUXURY:
Average number of years since                 5                    8                 8                 7
  purchase or major renovation...
Total revenues...................        $151.4               $133.8            $193.3            $174.8
Average daily occupancy                     78%                  77%               75%               72%
  rate(1)........................
Average daily rate(2)............        $  324               $  304            $  309            $  280
REVPAR(3)........................        $  247               $  229            $  231            $  201
Number of rooms at period end....         1,152                1,091             1,145             1,091
Number of properties at period                3                    3                 3                 3
  end............................

NORTH AMERICA - UPSCALE:
Average number of years since                 4                    4                 4                 5
  purchase or major renovation...
Total revenues...................        $379.3               $  370            $520.7            $434.2
Average daily occupancy                     75%                  74%               72%               73%
  rate(1)........................
Average daily rate(2)............        $  149               $  134            $  137            $  120
REVPAR(3)........................        $  110               $   99            $   99            $   87
Number of rooms at period end....         7,916               10,180             9,797             9,419
Number of properties at period               13                   18                18                16
  end............................

NORTH AMERICA - TOTAL:
Average number of years since                 5                    5                 5                 5
  purchase or major renovation...
Total revenues...................        $530.6               $503.8            $714.0            $609.0
Average daily occupancy                     75%                  75%               72%               73%
  rate(1)........................
Average daily rate(2)............        $  169               $  151            $  155            $  136
REVPAR(3)........................        $  126               $  111            $  112            $   99
Number of rooms at period end....         9,070               11,271            10,942            10,510
Number of properties at period               16                   21                21                19
  end............................

                                      NINE MONTHS          NINE MONTHS
                                         ENDED                ENDED           YEAR ENDED        YEAR ENDED
                                   SEPTEMBER 30, 1997   SEPTEMBER 30, 1996   DEC. 31, 1996   DEC. 31, 1995(4)
                                   ------------------   ------------------   -------------   ----------------
EUROPE / CIGA - LUXURY:
Average number of years since                 3                    2                 2                 1
  purchase or major renovation...
Total revenues...................        $253.2               $253.2            $263.3            $251.9
Average daily occupancy rate                71%                  68%               66%               65%
  (1)............................
Average daily rate(2)............        $  234               $  228            $  225            $  203
REVPAR(3)........................        $  163               $  154            $  149            $  131
Number of rooms at period end....         4,085                4,205             3,188             3,290
Number of properties at period               18                   18                17                17
  end............................

EUROPE / CIGA - UPSCALE:
Average number of years since                 5                    4                 4                 3
  purchase or major renovation...
Total revenues...................        $151.1               $141.8            $218.5            $156.0
Average daily occupancy                     75%                  73%               72%               73%
  rate(1)........................
Average daily rate(2)............        $  123               $  125            $  129            $  123
REVPAR(3)........................        $   91               $   90            $   93            $   90
Number of rooms at period end....         3,829                3,528             4,434             4,113
Number of properties at period               15                   15                15                21
  end............................

EUROPE / CIGA - TOTAL:
Average number of years since                 4                    3                 3                 2
  purchase or major renovation...
Total revenues...................        $404.3               $  395            $481.8            $407.9
Average daily occupancy                     73%                  71%               69%               69%
  rate(1)........................
Average daily rate(2)............        $  169               $  174            $  171            $  160
REVPAR(3)........................        $  122               $  121            $  119            $  110
Number of rooms at period end....         7,914                7,733             7,622             7,403
Number of properties at period               33                   33                32                38
  end............................

AFRICA / MIDDLE EAST - UPSCALE
  AND TOTAL:
Average number of years since               N/A(5)                16                16                15
  purchase or major renovation...
Total revenues...................            --               $  1.7            $  2.5            $  1.2
Average daily occupancy                      --                  65%               67%               58%
  rate(1)........................
Average daily rate(2)............            --               $   11            $   11            $   11
REVPAR(3)........................            --               $    7            $    7            $    7
Number of rooms at period end....            --                  164               164               164
Number of properties at period               --                    2                 2                 2
  end............................

LATIN AMERICA - LUXURY:
Average number of years since                 6                   16                 6                 9
  purchase or major renovation...
Total revenues...................        $ 25.5               $ 17.0            $ 25.9            $ 22.2
Average daily occupancy                     64%                  67%               63%               72%
  rate(1)........................
Average daily rate(2)............        $  257               $  245            $  238            $  196
REVPAR(3)........................        $  160               $  161            $  150            $  141
Number of rooms at period end....           425                  425               425               244
Number of properties at period                2                    2                 2                 1
  end............................

                                      NINE MONTHS          NINE MONTHS
                                         ENDED                ENDED           YEAR ENDED        YEAR ENDED
                                   SEPTEMBER 30, 1997   SEPTEMBER 30, 1996   DEC. 31, 1996   DEC. 31, 1995(4)
                                   ------------------   ------------------   -------------   ----------------
LATIN AMERICA - UPSCALE:
Average number of years since                11                   14                14                13
  purchase or major renovation...
Total revenues...................        $133.5               $122.8            $172.3            $152.8
Average daily occupancy                     73%                  76%               69%               69%
  rate(1)........................
Average daily rate(2)............        $  104               $   99            $   98            $   96
REVPAR(3)........................        $   75               $   74            $   67            $   66
Number of rooms at period end....         4,247                4,008             4,008            44,034
Number of properties at period                9                    8                 8                 8
  end............................

LATIN AMERICA - TOTAL:
Average number of years since                10                   13                13                12
  purchase or major renovation...
Total revenues...................        $159.0               $139.9            $198.2            $175.0
Average daily occupancy                     72%                  76%               68%               69%
  rate(1)........................
Average daily rate(2)............        $  117               $  107            $  106            $  103
REVPAR(3)........................        $   83               $   80            $   73            $   71
Number of rooms at period end....         4,672                4,433             4,433             4,278
Number of properties at period               11                   10                10                 9
  end............................

ASIA PACIFIC - LUXURY:
Average number of years since                 2                    1                 1                 1
  purchase or major renovation...
Total revenues...................        $ 36.7               $ 33.6            $ 14.5            $ 33.8
Average daily occupancy                     82%                  80%               84%               74%
  rate(1)........................
Average daily rate(2)............        $  168               $  160            $  173            $  130
REVPAR(3)........................        $  135               $  125            $  145            $   97
Number of rooms at period end....           559                  559               559                --
Number of properties at period                1                    1                 1                --
  end............................

ASIA PACIFIC - UPSCALE:
Average number of years since                 2                    2                 2                 1
  purchase or major renovation...
Total revenues...................        $ 24.2                N/A(5)           $ 16.1            $ 17.2
Average daily occupancy                     72%                  77%               76%               76%
  rate(1)........................
Average daily rate(2)............        $  146               $  145            $  142            $  104
REVPAR(3)........................        $  100               $  109            $  108            $   79
Number of rooms at period end....           561                  567               567               391
Number of properties at period                2                    2                 2                --
  end

                                      NINE MONTHS          NINE MONTHS
                                         ENDED                ENDED           YEAR ENDED        YEAR ENDED
                                   SEPTEMBER 30, 1997   SEPTEMBER 30, 1996   DEC. 31, 1996   DEC. 31, 1995(4)
                                   ------------------   ------------------   -------------   ----------------
ASIA PACIFIC - TOTAL:
Average number of years since                 1                    1                 1                 0
  purchase or major renovation...
Total revenues...................        $ 60.9               $ 39.9            $ 30.6            $ 51.0
Average daily occupancy                     77%                  79%               79%               75%
  rate(1)........................
Average daily rate(2)............        $  158               $  157            $  154            $  119
REVPAR(3)........................        $  117               $  122            $  122            $   89
Number of rooms at period end....         1,120                1,126             1,126               391
Number of properties at period                3                    3                 3                --
  end............................

---------------
(1) Occupied rooms in the period divided by rooms available for sale in the same period.
(2) Room revenues for the period divided by rooms occupied for the same period.
(3) Revenue per available room ("REVPAR") was computed as room revenue divided by rooms available for sale.
(4) Certain hotel property results for 1995 have been reclassified for an appropriate comparison with 1996.
(5) There were no properties in this geographic region for the period presented.

  MANAGED AND JOINT VENTURE HOTELS

     Through subsidiaries ITT manages, usually under long-term agreements with the owner, a number of hotels throughout the world. The following table illustrates, for managed and joint venture properties, classified by geographic region, total revenues (in millions), average daily occupancy rate, average daily rate, average REVPAR, total number of rooms and the total number of properties. The amounts shown in the table reflect the U.S. dollar equivalent of all local currencies; in some cases, currency fluctuations may have an adverse effect on the comparison of any region or individual property for the periods presented.

                                      NINE MONTHS          NINE MONTHS
                                         ENDED                ENDED           YEAR ENDED        YEAR ENDED
                                   SEPTEMBER 30, 1997   SEPTEMBER 30, 1996   DEC. 31, 1996   DEC. 31, 1995(4)
                                   ------------------   ------------------   -------------   ----------------
NORTH AMERICA:
Total revenues...................       $1,034.1              $950.1           $1,231.0          $1,182.6
Average daily occupancy
  rate(1)........................            76%                 76%                72%               74%
Average daily rate(2)............           $148                $139               $139              $126
REVPAR(3)........................           $111                $104               $101               $93
Number of rooms at period end....         23,829              21,785             22,091            21,790
Number of properties at period
  end............................             42                  37                 37                38
EUROPE / CIGA:
Total revenues...................         $274.9              $279.2             $444.9            $385.0
Average daily occupancy
  rate(1)........................            70%                 71%                69%               70%
Average daily rate(2)............           $138                $142               $140              $134
REVPAR(3)........................            $95                 $99                $97               $93
Number of rooms at period end....          7,066               7,110              7,339             7,534
Number of properties at period
  end............................             24                  23                 26                27
AFRICA / MIDDLE EAST:
Total revenues...................         $293.7              $268.7             $382.8            $354.5
Average daily occupancy
  rate(1)........................            65%                 62%                61%               59%
Average daily rate(2)............            $89                 $92                $91               $87
REVPAR(3)........................            $57                 $56                $55               $51
Number of rooms at period end....          9,787               8,999              9,244             8,923
Number of properties at period
  end............................             36                  33                 34                33

                                                                  NINE MONTHS       YEAR ENDED     YEAR ENDED
                                           NINE MONTHS ENDED         ENDED           DEC. 31,       DEC. 31,
                                           SEPTEMBER 30, 1997  SEPTEMBER 30, 1996      1996         1995(4)
                                           ------------------  ------------------  ------------  --------------
LATIN AMERICA:
Total revenues...........................           $24.9               $16.2            $21.0          $38.9
Average daily occupancy rate (1).........             57%                 69%              59%            67%
Average daily rate (2)...................             $87                 $66              $66            $78
REVPAR (3)...............................             $49                 $45              $39            $52
Number of rooms at period end............           1,272                 890            1,084            890
Number of properties at period end.......               5                   3                4              3
ASIA PACIFIC:
Total revenues...........................          $524.8              $540.0           $790.9         $737.8
Average daily occupancy rate (1).........             69%                 71%              68%            73%
Average daily rate (2)...................            $134                $139             $138           $134
REVPAR (3)...............................             $90                 $97              $93            $97
Number of rooms at period end............          12,175              11,788           11,790         10,630
Number of properties at period end.......              37                  34               34             33

---------------
(1) Occupied rooms in the period divided by rooms available for sale in the same period.
(2) Room revenues for the period divided by rooms occupied for the same period.
(3) Revenue per available room ("REVPAR") was computed as room revenue divided by rooms available for sale.
(4) Certain hotel property results for 1995 have been reclassified for an appropriate comparison with 1996.

ITEM 3.  LEGAL PROCEEDINGS

     The information contained in "Item 3. Legal Proceedings" of the Form 10-K is hereby amended by replacing it in its entirety with the following:

     On January 27, 1997, a complaint (the "Hilton Complaint") captioned Hilton Hotels Corporation and HLT Corporation v. ITT Corporation was filed against us in the U.S. District Court for the District of Nevada (the "Nevada Federal Court"). The Hilton Complaint requested the Nevada Federal Court, among other things: (i) to enjoin us from amending our by-laws "in any way that would impede the effective exercise of the stockholder franchise in connection with the 1997 annual meeting", from materially delaying our annual meeting, and from increasing the size of the Board "in order to preserve the position of incumbent directors", (ii) to require the Board to redeem our preferred stock purchase rights and to make inapplicable to the Hilton Transaction the Nevada Control Share Acquisition Statute and the Nevada Business Combination Statute and (iii) to declare that we do not have standing to institute an action under the Federal anti-trust laws to block or impede the Hilton Transaction and that, in any event, the consummation of the Hilton Transaction would not violate such laws.

     On January 27, 1997, Hilton and HLT filed a motion in the Nevada Federal Court for a preliminary injunction (the "Hilton Preliminary Injunction Motion") seeking to enjoin us (i) from increasing the size of the Board or, alternatively, requiring us to give Hilton the opportunity to supplement the individuals it nominates for the Board and (ii) from amending our by-laws "to impede in any way the effective exercise of the stockholder franchise in connection with electing directors" at the 1997 annual meeting. Following a hearing on the preliminary injunction on March 5, 1997, the Nevada Federal Court issued an order denying the Hilton Preliminary Injunction Motion.

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

     On February 26, 1997, Hilton filed a motion for a preliminary injunction in the Nevada Federal Court seeking to require us to hold our annual meeting in May 1997. On March 13, 1997, we filed a memorandum in opposition to Hilton's motion. On March 25, 1997, Hilton filed a reply memorandum. On April 21, 1997, the Nevada Federal Court issued an order denying Hilton's motion for a preliminary injunction. Hilton appealed the denial of its motion to the United States Court of Appeals for the Ninth Circuit. On June 19, 1997, the appeals court issued an order affirming the Nevada Federal Court's denial of Hilton's motion.

     On February 13, 1997, we filed a motion in the Nevada Federal Court for an injunction (the "Counsel Motion") requiring Hilton to discharge Latham & Watkins as its counsel. The Counsel Motion sought (i) an order requiring Hilton to dismiss Latham & Watkins as its counsel in connection with the Hilton Offer or, in the alternative, (ii) a preliminary injunction enjoining Hilton from seeking Latham & Watkins' counsel until the court can review the merits of the Counsel Motion. On March 12, 1997, the Nevada Federal Court issued an order denying the Counsel Motion.

     On June 12, 1997, Hilton filed a first amended and supplemental complaint (the "First Amended and Supplemental Hilton Complaint") in the Nevada U.S. Federal Court. In addition to the relief sought in the Hilton Complaint, the First Amended and Supplemental Hilton Complaint asked the court, among other things, (i) to enjoin ITT from further delaying our annual meeting, (ii) to require ITT to conduct an auction of ITT, (iii) to enjoin ITT from selling any assets without conducting an auction in which Hilton may participate and without stockholder approval, (iv) to require ITT to rescind its transaction with FelCor, (v) to invalidate the change of control provisions in management agreements with FelCor and (vi) to enjoin ITT from entering into any other agreement containing change of control provisions and (vii) to enjoin the Board from taking actions aimed at entrenching themselves in office.

     On July 2, 1997, we filed a motion to dismiss certain counts included in the First Amended and Supplemental Hilton Complaint or, in the alternative, for partial summary judgment in the Nevada Federal Court. On September 10, 1997, the court denied in part and granted in part our motion.

     On July 16, 1997, we filed a complaint in the Nevada Federal Court seeking, among other relief, a declaratory judgment that Hilton cannot show that, in approving the Comprehensive Plan, the Board acted outside its powers or failed to exercise its powers in good faith with a view to the interests of ITT. We also filed a motion with the court seeking a speedy hearing on our claims.

     On August 5, 1997, Hilton filed in the Nevada Federal Court answers and counterclaims to our complaint, claiming, among other things, that the Board has breached its fiduciary duties and that ITT made material misstatements and omissions.

     On August 25, 1997, Hilton filed a motion in the Nevada Federal Court for injunctive and preliminary relief seeking, among other things, to enjoin us from proceeding with the Comprehensive Plan. On September 9, 1997, we filed a memorandum in opposition to Hilton's motion. On September 22, 1997, Hilton filed a reply memorandum in response to ITT's memorandum in opposition. On September 29, 1997, the Nevada Federal Court ruled that we could not consummate the Comprehensive Plan before holding an annual meeting of stockholders where Hilton had an opportunity to nominate a slate of directors.

     On November 3, 1997, Hilton filed a complaint with the Nevada Federal Court against ITT, certain members of the Board, Starwood Lodging Corporation ("Starwood Corporation"), Starwood Lodging Trust ("Starwood Trust") and Chess Acquisition Corp. ("Chess") seeking monetary damages from the ITT directors, to rescind the Agreement and Plan of Merger date as of October 19, 1997 among Starwood Corporation, Starwood Trust, Chess and ITT (the "Merger Agreement"), to enjoin implementation of the Merger Agreement, to invalidate proxies voted in favor of the ITT directors at our 1997 annual meeting of stockholders and a declaration that the ITT directors are not entitled to indemnification or exculpation from liability under our charter and by-laws.

     Following the Hilton Offer, a total of eight purported class action suits were filed on behalf of individual plaintiffs against ITT and the Board in state court in Nevada. These complaints were filed in or transferred to the District Court, Clark County Nevada (the "Nevada State Court") and were captioned as follows (with their initial filing date in parentheses): Cohen v. ITT Corp. N.V., et al. (January 28, 1997); Kostick v. Araskog, et al. (January 28, 1997); Bernstein, et al. v. ITT Corp. N.V., et al. (January 28, 1997); Feuerstein, et al. v. ITT Corp.

N.V., et al. (January 28, 1997); Marks, et al. v. Araskog, et al. (January 28,
1997); Huntley v. ITT Corporation, et al. (January 28, 1997); Steiner v. Araskog, et al. (January 28, 1997); and Cohen v. Araskog, et al (January 29,
1997). On June 3, 1997, these actions were consolidated under the caption Fuerstein, et al. v. ITT Corporation, et al. and stayed by stipulation of the parties. Five purported class action suits were also filed on behalf of individual plaintiffs against ITT and the Board in the Nevada Federal Court. The complaints were captioned as follows (with their initial filing date in parentheses): Collins v. Anderson, et al. (January 28, 1997); Taub, et al. v. Araskog, et al. (January 29, 1997); Kanarek v. Araskog, et al. (February 5,
1997); Halebian v. Araskog, et al. (February 14, 1997); and Cohen, et al. v. Araskog, et al. (February 4, 1997). On March 10, 1997, the cases were consolidated under the caption In re ITT Corporation Securities Litigation. On September 10, 1997, the plaintiffs in that action filed and amended class action complaint and on November 5, 1997, they filed a second amended class action complaint. The first and the second amended class action complaints repeated the allegations made by Hilton in its complaints and counterclaims filed shortly before the filing of these amended class action complaints. The second amended class action complaint was never served on the defendants named therein. On October 10, 1997, a class action complaint captioned Belman v. Araskog, et al. was filed in the Nevada Federal Court. It was never served on the defendants named therein. In addition, four purported class action suits were filed on behalf of individual plaintiffs against ITT and the Board in the Supreme Court of the State of New York. The complaints were captioned as follows (with their initial filing date in parentheses): Siegel v. Araskog, et al. (January 28,
1997); Waltzman v. Anderson., et al. (January 28, 1997); Hack v. ITT Corporation, et al. (January 28, 1997); and Rand v. ITT Corporation, et al. (January 28, 1997). On April 15, 1997, the New York actions were consolidated and dismissed without prejudice to replead. The complaints allege, among other things, that the defendants have breached their fiduciary duties to ITT's stockholders by failing to maximize stockholder value. The complaints initially sought, among other things, to compel the defendants to carry out their fiduciary duties and to cooperate with any person having a bona fide interest in proposing a transaction with ITT which would maximize stockholder value. There have been no other material developments in any of the foregoing actions.

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

                                          ITT CORPORATION

                                          By         /s/ JON F. DANSKI
                                            ------------------------------------
                                                       Jon F. Danski
                                            Senior Vice President and Controller
January 9, 1998